Form 10-K
period 1993-12-31
TRUMPS CASTLE FUNDING INC
filed 1994-03-31
CIK 770618

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended
                               December 31, 1993

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the transition period from __ to __

                           Commission File No. 1-9029

                         TRUMP'S CASTLE FUNDING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

         New Jersey                                   11-2739203
- -------------------------------            -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)                          Number)

Huron Avenue and Brigantine Boulevard
Atlantic City, New Jersey                                08401
- -------------------------------------                 ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:      (609) 441-8640

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each Exchange
Title of Each Class                              on which Registered
- -------------------                             ---------------------
11 3/4% Mortgage Notes due 2003              American Stock Exchange, Inc.

Increasing Rate Subordinated Pay-in-Kind     American Stock Exchange, Inc.
Notes due 2005

Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No
   ---------              ---------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

         The aggregate market value of the voting stock of Trump Castle Funding, Inc. held by non-affiliates of the Registrant is $0.

         Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

         As of March 25, 1993, there were 200 shares of the Registrant's Common Stock outstanding.

         Documents Incorporated by Reference -- Not applicable.

                                   FORM 10-K


                               TABLE OF CONTENTS



Item                                                                                                                   Page

PART I

Item 1           Business............................................................................................... 1
Item 2           Properties of the Partnership..........................................................................21
Item 3           Legal Proceedings......................................................................................23
Item 4           Submission of Matters to a Vote of Security Holders....................................................24

PART II

Item 5           Market for Funding's Common Equity and Related
                  Stockholder Matters...................................................................................25
Item 6           Selected Consolidated Financial Data...................................................................25
Item 7           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................................28
Item 8           Financial Statements and Supplementary Data............................................................32
Item 9           Disagreements on Accounting and Financial
                  Disclosure............................................................................................32

PART III

Item 10          Directors and Executive Officers ......................................................................33
Item 11          Executive Compensation.................................................................................37
Item 12          Security Ownership of Certain Beneficial Owners
                  and Management........................................................................................40
Item 13          Certain Relationships and Related Transactions.........................................................41

PART IV

Item 14          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K...................................................................................44


                                     PART I


ITEM 1.  BUSINESS.

(a)  General Developments of Business

         Trump's Castle Funding, Inc. ("Funding") was incorporated under the laws of the State of New Jersey in May 1985 and is wholly-owned by Trump's Castle Associates, a New Jersey general partnership (the "Partnership"). Funding was formed to serve as a financing corporation to raise funds for the benefit of the Partnership. Since Funding has no business operations, its ability to service its indebtedness is completely dependent upon funds it receives from the Partnership. Accordingly, the discussion herein concentrates upon the Partnership and its operations.

         The Partnership is owner and operator of Trump's Castle Casino Resort ("Trump's Castle"), a luxury casino hotel located in the Marina area of Atlantic City, New Jersey. The partners in the Partnership are TC/GP, Inc. ("TC/GP"), which has a 37.5% interest in the Partnership, Donald J. Trump ("Trump"), who has a 61.5% interest in the Partnership, and Trump's Castle Hotel & Casino, Inc. ("TCHI"), which has a 1% interest in the Partnership. Trump, by virtue of his ownership of TC/GP and TCHI, is the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of the plaintiffs in certain litigation to be issued warrants for the common stock of TCHI (the "Litigation Warrants") representing the right to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership. See "LEGAL PROCEEDINGS" below.

         In December 1993, the Partnership, Funding and certain affiliated entities completed a recapitalization of their debt and equity capitalization (the "Recapitalization"). The purpose of the Recapitalization was (i) to improve the debt capitalization of the Partnership and, initially, to decrease its cash charges, (ii) to provide the holders of the Units, each Unit comprised of $1,000 principal amount of Funding's 9.5% Mortgage Bonds due 1998 (the "Bonds") and one share of TC/GP common stock, who participate in the Exchange Offer (as defined below) with a cash payment of $6.19 and securities having a combined principal amount of $905 for each Unit and (iii) to provide Trump with beneficial ownership of 100% of the common equity interests in the Partnership (subject to the Litigation Warrants).

         The Recapitalization was also designed to take advantage of certain provisions of the Units which were designed to provide Trump with incentives to cause the Units to be repaid or redeemed prior to maturity. The Units were issued in connection with a restructuring ("the Restructuring") of the indebtedness of Funding, the Partnership and TCHI through a prepackaged plan of reorganization (the "Plan") under chapter 11 of title 11 of the United States Code, as amended, which was consummated on May 29, 1992. The Plan was designed to alleviate a liquidity problem which the Partnership began to experience in 1990.

The Recapitalization

         On December 28, 1993, the Partnership and Funding consummated the first step in the Recapitalization, an exchange offer (the "Exchange Offer") pursuant to which each $1,000 principal amount of Bonds accepted for exchange was exchanged for $750 principal amount of Funding's 11-3/4% Mortgage Notes due 2003

(the "Mortgage Notes"), $120 principal amount of Funding's Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") and a cash payment of $6.19, plus accrued interest to the date of exchange. The 3.8% of Bonds not validly tendered in the Exchange Offer were defeased, and pursuant to their terms, called for redemption at a price equal to 75% of the principal amount thereof, plus accrued interest to the date of redemption.

         On December 28, 1993, Funding issued, through a private placement, $27 million principal amount of its 11-1/2% Series A Senior Secured Notes due 2000 (the "Series A Notes"). The net proceeds from the sale of the Series A Notes were used by the Partnership (i) to fund the redemption of the Bonds not exchanged in the Exchange Offer and (ii) to repay a portion of the Partnership's outstanding indebtedness. Pursuant to the terms of a Registration Rights Agreement with the purchasers of the Series A Notes, Funding and the Partnership have filed a registration statement with the Securities and Exchange Commission (the "SEC") for the issuance of $27 million principal amount of Funding's 11-1/2% Series B Senior Secured Notes (the "Series B Notes") in exchange for the $27 million outstanding principal amount of the Series A Notes. The Series B Notes have terms which are virtually identical to those of the Series A Notes. There can be no assurance that such offering will be consummated.

         On December 30, 1993, the second step in the Recapitalization was consummated, a merger (the "Merger") of Trump's Castle Holding, Inc. ("Holding"), a Delaware corporation wholly owned by the Partnership, with and into TC/GP. Pursuant to the terms of the Merger, each holder of TC/GP Common Stock, other than those who exercised their statutory appraisal rights, received $35 principal amount of PIK Notes for each share of TC/GP Common Stock. The Partnership, as the holder of all of the outstanding common stock of Holding immediately prior to consummation of the Merger, acquired all of the outstanding common stock of TC/GP as a result of the Merger. Upon consummation of the Merger, the Partnership distributed all of the TC/GP common stock to Trump, and the partnership agreement of the Partnership was amended and restated to alter certain governance procedures and to otherwise reflect the Recapitalization.

         As a result of the Recapitalization, TC/GP has a 37.5% interest in the Partnership, Trump has a 61.5% interest in the Partnership, TCHI has a 1% interest in the Partnership and Trump is the beneficial owner of 100% of the common equity interests in the Partnership (subject to the Litigation Warrants). Also as a consequence of the Recapitalization, the principal amount of the Partnership's debt has been reduced, and, initially, the Partnership's cash charges have been reduced.

         Upon consummation of the Recapitalization, Funding's outstanding debt consisted of the $27 million principal amount outstanding of its Senior Notes, the approximately $242 million principal amount outstanding of its Mortgage Notes (which are subordinated to the Senior Notes) and the approximately $50 million principal amount outstanding of its PIK Notes (which are subordinated to both the Senior Notes and the Mortgage Notes). Funding has also guaranteed the Midlantic Term Loan (as defined below).

         In addition, upon consummation of the Recapitalization, the Partnership had outstanding approximately $357 million principal amount of indebtedness, including a term loan due to Midlantic National Bank, which had an aggregate principal amount outstanding of $38 million as of December 31, 1993 (the "Midlantic Term Loan") and the intercompany notes securing the Senior Notes, the Mortgage Notes, and the PIK Notes, which had an aggregate principal amount outstanding of approximately $319 million as of December 31, 1993.

The Restructuring

         In 1990, the Partnership began experiencing a liquidity problem. The Partnership believes that its liquidity problem was attributable, in part, to an overall deterioration in the Atlantic City gaming market, as indicated by reduced rates of casino revenue growth for the industry for the two prior years, aggravated by an economic recession in the Northeast and the Persian Gulf War. Comparatively excessive casino gaming capacity in Atlantic City, due in part to the opening of the Trump Taj Mahal Casino Resort, which at the time was wholly-owned by Trump (the "Taj Mahal"), in April 1990, may also have contributed to the Partnership's liquidity problem.

         As a result of the Partnership's liquidity problem, Funding failed to make interest and sinking fund payments on its public debt securities. In 1990, the Partnership also failed to pay interest installments on certain indebtedness due Midlantic, although the Partnership subsequently made payment to Midlantic of all unpaid interest on such debt and met its debt service obligations to Midlantic.

         In order to alleviate its liquidity problem, on May 29, 1992, TCHI, Funding and the Partnership (collectively, the "Debtors") restructured their indebtedness through the Plan under chapter 11 of the Bankruptcy Code. The purpose of the Restructuring was to improve the amortization schedule and extend the maturity of the Partnership's indebtedness by reducing and deferring the Debtor's annual debt service requirements by (1) lowering the interest rate on the Partnership's and Funding's long term indebtedness to Midlantic and (2) by issuing the Bonds with an overall lower rate of interest as compared with Funding's then outstanding public debt securities.

         Upon consummation of the Plan, each $1,000 principal amount, or accreted amount, of Funding's public debt securities were exchanged for $1,000 in principal amount of Bonds, together with one share of the common stock of TC/GP and certain other payments. By virtue of TC/GP's interest in the Partnership, the holders of Funding's public debt securities prior to consummation of the Plan became the beneficial owners of 50% of the Partnership after consummation of the Plan.

         The terms of the Bonds and the partnership agreement executed upon consummation of the Restructuring were designed to provide Trump with incentives to cause the Bonds to be repaid or redeemed prior to maturity. Under the terms of the indenture pursuant to which the Bonds were issued, the Bonds were initially redeemable at a redemption price equal to 70% of the outstanding principal amount thereof, together with accrued and unpaid interest to the date of redemption. Such redemption price, however, increased over time to par on or after January 1, 1996. In addition, the partnership agreement provided that upon a redemption of the Bonds, the interest of TC/GP in the Partnership would be decreased, and the interest of Trump in the Partnership would be increased, based upon the redemption date of the Bonds and the redemption price paid with respect thereto. The earlier the redemption and the greater the redemption price paid with respect to the Bonds, the greater the adjustment to TC/GP's and Trump's partnership interests.

         As a result of the Exchange Offer, 96.2% of the Bonds were exchanged for Mortgage Notes, PIK Notes, and a cash payment, and 3.8% of the Bonds were redeemed for cash at 75% of their principal amount. In addition, upon consummation of the Merger, each share of TC/GP common stock was converted into the right to receive $35 principal amount of PIK Notes. See "The Recapitalization" above.

(b)  Financial Information About Industry Segments

         The Partnership operates in only one industry segment. See "SELECTED CONSOLIDATED FINANCIAL DATA" below.

(c)  Narrative Description of the Business

         Casino Hotel Operations. The Partnership owns and operates Trump's Castle, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey, seven miles from New Jersey's Garden State Parkway. With its 70,000 square foot casino, first-class guest rooms and other luxury amenities, Trump's Castle has been awarded a "Four Star" Mobil Travel Guide rating in each of the last three years. Management believes that the "Four Star" rating reflects the high quality amenities and services that Trump's Castle provides to its casino patrons and hotel guests.

                 Trump's Castle's casino offers 94 table games (including 13 poker tables) and 2,098 slot machines. During 1993, Trump's Castle completed a 10,000 square foot expansion to its casino which has enabled Trump's Castle to increase the number of slot machines on the casino floor by 300 units, to provide more space between slot machines, and to place stools in front of additional slot machines, all of which are designed to provide the gaming patron with a more comfortable gaming experience. Presently, Trump's Castle is undertaking a 3,000 square foot expansion to accommodate the addition of simulcast race-track wagering. The expansion will also increase casino access and casino visibility for hotel patrons. In addition, Trump's Castle recently completed the construction of a Las Vegas style marquee and reader board, the largest of its kind on the East Coast. See "PROPERTIES OF THE PARTNERSHIP" below.

                 Trump's Castle has identified exceptional service as a means of differentiating itself from and competing with other casinos in Atlantic City. It has invested significant resources to the development of its 700 managers and 3,000 employees to insure that the corporate culture meets its service strategies. In addition, Trump's Castle's annual capital expenditures are designed to insure that room accommodations, restaurants, public areas, the casino and all other areas of the hotel are maintained in first-class "Four Star" condition.

                 Trump's Castle's primary marketing strategy focuses on attracting and retaining middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. Trump's Castle has also recently implemented an aggressive overseas marketing plan designed to broaden its patron base by seeking to attract "high roller" table game patrons who tend to wager large sums of money. Recently, Trump's Castle has recruited several senior level casino marketing executives who have extensive experience in overseas marketing and a proven track record of attracting profitable international "high rollers". This new strategy will also include promotions and offer special events aimed at the overseas market and is designed to offset the decline of table games play by the domestic market. Trump's Castle also intends to capitalize on its first-class facilities, particularly its luxury suite tower and on-site helipad to attract international patrons.

         Casino gaming in Atlantic City is strictly regulated under the New Jersey Casino Control Act and the regulations promulgated thereunder (the "Casino Control Act") and other applicable laws, which affect virtually all aspects of the Partnership's operations. See "Gaming and Other Laws and Regulations" below.

         Marketing Strategy.

                 General

         In 1990, the Atlantic City casino industry experienced a significant increase in room capacity and in available casino floor space, due primarily to opening of the Taj Mahal, which at the time was wholly-owned by Trump. Management believes that the opening of the Taj Mahal had a disproportionately adverse effect on Trump's Castle due to the common use of the "Trump" name, and the fact that Trump's Castle is reached via the same access road as the Taj Mahal. The Partnership believes that results in 1991 were also affected by the weakness in the economy throughout the Northeast and the adverse impact on tourism and consumer spending in 1991 of the war in the Middle East. See "Competition" below.

         In 1991, the Partnership retained the services of Nicholas L. Ribis, as Chief Executive Officer, and Roger P. Wagner, as President and Chief Operating Officer. At such time, Mr. Ribis was also retained as the chief executive officer of the partnerships which operate the Taj Mahal and Trump Plaza Hotel and Casino, which at the time was wholly owned by Trump ("Trump Plaza", and together with the Taj Mahal, the "Other Trump Casinos"). Trump and this new management team implemented a new business strategy designed to capitalize on Trump's Castle's first-class facilities and improve operating results.

         Key elements of the new business strategy consist of differentiating Trump's Castle from other Atlantic City casinos based on its level of service, gaming environment and location, redirecting marketing efforts and continually monitoring operations to adapt to, and anticipate, industry trends. After establishing the new marketing strategy in 1991, the Partnership in 1992 implemented an aggressive plan to regain the patrons it had lost in 1990 and 1991 and to attract new patrons by increasing its promotional activities and complimentaries offered. Trump's Castle improved its market share by the end of 1992 and continues to improve operating margins by directing complimentaries and promotional activities to attract the most profitable patrons in each market segment. In addition, Trump's Castle has recently implemented an aggressive overseas marketing plan designed to broaden its patron base by seeking to attract high-end table game patrons. This new strategy will include promotions and offer special events and is designed to offset the decline of table games play by the domestic market.

                 Service

         The Partnership has identified service as a means of differentiating itself from and competing with other Atlantic City casinos, and has adopted the slogan "Trump's Castle Where Service Is King." In 1990, the Partnership created a new service enhancement department designed to increase the quality of service provided to casino patrons, and create a service oriented culture.

         The Partnership believes that in the past most casino services were directed at high rollers and middle market patrons who wagered at table games. By providing a high level of service to all patrons, including middle market slot patrons, the Partnership seeks to foster loyalty among its patrons and repeat play.

                 Gaming Environment

         In 1993, the Partnership completed a 10,000 square foot expansion of its main casino floor space bringing the total casino floor space to 70,000 square feet. This expansion enabled the Partnership to introduce live poker games and at the same time to increase the number of slot machines, to provide more space between slot machines, and to place stools in front of additional slot machines. These changes are designed to provide the gaming patron with a more comfortable gaming experience. In addition, Trump's Castle has also introduced a separate non-smoking area on its casino floor. See "PROPERTIES OF THE PARTNERSHIP" below.

         The Partnership continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. Trump's Castle's casino floor was the first in Atlantic City to feature live poker.

         In recent years, there has been an industry trend towards fewer table games and more slot machines. For the Atlantic City casino industry, revenue from slot machines increased from 54.6% of the industry gaming revenue in 1988 to 67.1% of the industry gaming revenue in 1993. Trump's Castle experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 70.2% of gaming revenue in 1993. In response to this trend, Trump's Castle has devoted more of its casino floor space to slot machines and has replaced 900 of its slot machines with newer machines. In the next six months Trump's Castle intends to acquire an additional 100 slot machines to replace less popular, older models. Moreover, as part of its program to attract middle market slot patrons, the Partnership has created "Castle Square", a section of the casino floor devoted to one dollar slot machines, and "Monte Carlo", a section of the casino floor devoted to high denomination slot machines (most of which provide for $5 or more per play). The Partnership is currently considering introducing another high denomination slot machine area next to the "King of Clubs" lounge and intends to introduce "keno" in the second quarter of 1994, subject to approval by the CCC.

                 "Comping" Strategy

         In order to compete effectively with other Atlantic City casino hotels, the Partnership offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). In 1991 and 1992, Trump's Castle increased promotional activities and complimentaries to its targeted patrons in order to regain lost market share. Currently, the policy at Trump's Castle is to focus promotional activities, including complimentaries, on a middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment.

                 Entertainment and Special Events

         The Partnership pursues a coordinated program of headline entertainment and special events. Trump's Castle offers headline entertainment approximately twelve times a year which, in 1993, included performances by Joan Rivers, Johnny Cash, Ann Margaret, Frankie Avalon, Bobby Rydell, and The Neville Brothers.
Headliners who are scheduled to appear at Trump's Castle in 1994 include Tom Jones, Sheena Easton, The Everly Brothers, The Pointer Sisters and The Beach Boys. During 1994, Trump's Castle will also produce a series of review-style shows with up to 12 shows per week for 30 weeks over the year. The review-style shows will focus on attracting mass market customers and will also be used to reward loyal high frequency middle market customers.

         As a part of its overseas marketing plan, Trump's Castle offers special events aimed at the overseas market. In 1993, for example, Trump's Castle held an Italian Christmas celebration targeted toward the European Market. In addition, Trump's Castle hosts over 100 special events on an invitation only basis in an effort to attract middle market gaming patrons and build loyalty among patrons. These special events include boxing, golf tournaments, birthday parties and theme parties. Headline entertainment is scheduled so as not to overlap with any of these special events.

                 Player Development and Casino Hosts

         The Partnership has contracts with approximately ten sales representatives in New Jersey, New York and other states to promote Trump's Castle. Trump's Castle has sought to attract more middle market slot machine gaming patrons, as well as high rollers, through its "junket" marketing operations, which involves attracting groups of patrons by providing airfare, gifts and room accommodations. Trump's Castle has also recently undertaken a marketing effort aimed at developing patronage from the high-end table gaming markets in Europe, Asia, Canada and Latin America. The Partnership also has contracts with two international sales representatives and has recruited several senior level casino marketing executives who have extensive experience in overseas marketing and a proven track record of attracting profitable high-end table gaming patrons.

         Trump's Castle's casino hosts assist table game patrons, and Trump's Castle's slot sales representatives assist slot patrons on the casino floor, make room and dinner reservations and provide general assistance. Slot sales representatives also solicit Castle Card (the frequent player slot card) sign-ups in order to increase the Partnership's marketing base.

                 Promotional Activities

         The Castle Card (the frequent player identification slot card) constitutes a key element in Trump's Castle's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized

Castle Card to earn various complimentaries based upon their level of play. The Castle Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of his slot play. They also use this information to provide attentive service to the cardholder while he is on the casino floor.

         Trump's Castle designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Castle Card and on table wagering by the casino games supervisor. Trump's Castle also utilizes a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

                 Credit Policy

         Historically, Trump's Castle has extended credit to certain qualified patrons. For the years ended December 31, 1991 and 1992, credit play at Trump's Castle as a percentage of total dollars wagered was approximately 31% and 28%, respectively. In recognition of the general economic conditions in the Northeast and consistent with a more focused marketing strategy, Trump's Castle also imposed stricter standards on applications for new or additional credit. Although Trump's Castle has successfully attracted high-end table games patrons, who in general tend to use a higher percentage of credit in their wagering, through its "junket" marketing operations and has recently undertaken a marketing effort aimed at high-end international table game patrons, who also tend to use a higher percentage of credit in their wagering, credit play as a percentage of total dollars wagered increased to only 29% for the year ended December 31, 1993.

                 Bus Program

         Trump's Castle has a bus program which transports approximately 2,100 gaming patrons per day during the week and 2,600 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, the Partnership has determined that gaming patrons who arrive by scheduled bus line as opposed to special charter or who travel distances of 60 miles or more are more likely to create higher gaming revenue for Trump's Castle. Accordingly, Trump's Castle's marketing efforts are focused on such bus patrons.

                 Risks Inherent in an International Marketing Strategy

         The potential benefit derived from the Partnership's recently implemented overseas marketing plan designed to attract "high rollers", may not outweigh the high costs associated with attracting such players. In addition, the large sums of money wagered by "high rollers" may result in substantial gains or losses by individual patrons, which could increase the volatility of Trump's Castle's results of operations and thus increase the Partnership's need for liquidity. There may also be difficulties presented in collecting from such players.

         Atlantic City Market. Gaming in Atlantic City started in May 1978 when the first casino hotel opened for business. Since 1978, gaming in Atlantic City has grown from one casino to 12 casinos at the beginning of 1994, with approximately $3.3 billion of casino industry revenue generated in 1993. Gaming revenue for all Atlantic City casino hotels has increased approximately 2.6%, 5.2%, 1.3%, 7.5% and 2.6% during 1989, 1990, 1991, 1992 and 1993, respectively
(in each case as compared to the prior year). See "Competition" below.

         Atlantic City is near many densely populated metropolitan areas. The primary area served by Atlantic City casino hotels is the corridor that extends from Washington, D.C. to Boston and includes New York City and Philadelphia. Within this primary area, Atlantic City may be reached by automobile or bus. Principal arteries lead into Atlantic City from the metropolitan New York area and from the Baltimore/Washington, D.C. area, both of which are approximately three hours away by automobile. Atlantic City can also be reached by air and rail transportation, although most patrons arrive by automobile or bus.

         Historically, Atlantic City has suffered from inadequate rail and air transportation. As a result, a majority of Atlantic City gaming patrons travel from the mid-atlantic and northeast regions of the United States by automobile or bus. Rail service to Atlantic City has recently been improved with the introduction of Amtrak express service to and from Philadelphia and New York City. An expansion of the Atlantic City International Airport (located approximately 12 miles from Atlantic City) to handle large airline carriers and large passenger jets was recently completed. Despite the expansion of the Atlantic City International Airport, however, access to Atlantic City by air is still limited by a lack of regularly scheduled flights and by inadequate terminal facilities. The lack of adequate transportation infrastructure has limited the expansion of the Atlantic City gaming industry's geographic patron base and the attractiveness of Atlantic City to major conventions.

         Competition. Competition in the Atlantic City casino hotel market is intense. Trump's Castle competes primarily with other casinos located in Atlantic City, New Jersey, as well as gaming establishments located on Native American reservations in New York and Connecticut and also would compete with any other facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering may be authorized in the future. To a lesser extent, Trump's Castle faces competition from cruise lines, riverboat gaming and casinos located in Mississippi, Nevada, New Orleans, Puerto Rico, the Bahamas and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai and dog racing, and from illegal wagering of various types.

         At present, there are 12 casino hotels located in Atlantic City, including Trump's Castle, all of which compete for patrons. In addition, there are several sites on The Boardwalk and in the Atlantic City Marina area on which casino hotels could be built in the future, or on which existing casino hotels could expand, including the property commonly known as the "Trump Regency Hotel" on which Trump Plaza has an option.

         Total Atlantic City gaming revenues have increased over the past three years, although at varying rates. In 1991, six Atlantic City casino hotels reported increases in gaming revenues as compared to 1990, and five reported decreases in gaming revenues (including Trump's Castle). The Partnership believes that results in 1991 were affected by the weakness in the economy throughout the Northeast and the adverse impact in 1991 on tourism and consumer spending of the Persian Gulf War. Although all 12 Atlantic City casinos reported increases in gaming revenues in 1992 as compared to 1991, the Partnership believes that this was due, in part, to the depressed industry conditions in 1991. In 1993, nine casinos (including Trump's Castle) experienced increased casino revenues, as compared to 1992, while three casinos reported decreases.

         In 1990, the Atlantic City casino industry experienced a significant increase in room capacity and in available casino floor space, including the rooms and floor space made available by the opening of the Taj Mahal, which at the time was wholly-owned by Trump. The effects of such expansion were to increase competition and to contribute to a decline in 1990 in gaming revenues per square foot. In 1990, the Atlantic City casino industry experienced a decline in gaming revenues per square foot of 5.0%, which trend continued in 1991, although at the reduced rate of 2.9%. However, in 1992 and 1993, the Atlantic City casino industry experienced an increase of 6.9% and 1.4%, respectively in gaming revenues per square foot each as compared to the prior year.

         The profitability of Trump's Castle could be affected by its proximity to Harrah's Marina Hotel Casino, which is owned and operated by a third party not affiliated with the Partnership. Trump's Castle and Harrah's Marina Hotel Casino are the only casino hotels located in the Marina area of Atlantic City. The remaining Atlantic City casino hotels are located on The Boardwalk. The Partnership believes that the concentration of casino hotels on The Boardwalk has resulted in a significant number of patrons being attracted to that area and away from the vicinity of Trump's Castle. The Partnership further believes that the location of Trump's Castle has adversely affected its ability to attract walk-in patrons, although the Partnership believes that its location away from The Boardwalk area serves as an attractive feature to visitors seeking to avoid the congested downtown area. The Partnership also believes that Trump's Castle benefits, to some extent, from its relative geographic isolation by virtue of the fact that patrons do not have the option of walking from one casino to another once they arrive at Trump's Castle.

         Casinos in Atlantic City must be located in approved hotel facilities which offer dining, entertainment and other guest facilities. Competition among casino hotels is based primarily upon promotional allowances, advertising, the attractiveness of the casino area, service, quality and price of rooms, food and beverages, restaurant, convention and parking facilities and entertainment. In order to compete effectively with all other Atlantic City casino hotels, the Partnership offers complimentary drinks, meals, room accommodations and/or travel arrangements to patrons with a demonstrated propensity to wager at Trump's Castle, as well as cash bonuses and other incentives pursuant to approved coupon programs.

         In 1988, Congress passed the Indian Gaming Regulatory Act ("IGRA"), which requires any state in which casino-style gaming is permitted (even if only for limited charity purposes) to negotiate compacts with federally recognized Native American tribes at the request of such tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides such tribes with an advantage over their competitors, including the Partnership. In 1991, the Mashantucket Pequot Nation opened a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City. In February

1992, the Mashantucket Pequot Nation initiated 24 hour gaming. In January 1993, slot machines were added at such facility, and the facility currently contains over 3,100 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park.

         Trump, the Partnership and the Other Trump Casinos have recently filed a lawsuit seeking, among other things, a declaration that IGRA is unconstitutional and seeking an injunction against the enforcement of certain provisions of IGRA. The complaint states, among other things, that the Mashantucket Pequot Nation's casino has caused the Partnership substantial economic injury. The complaint states further that any future expansions of existing Native American gaming facilities or new ventures by such persons or others in the northeastern or mid-Atlantic region of the United States would have a further adverse impact on Atlantic City in general and could cause the Partnership further substantial economic injury.

         A group in New Jersey terming itself the "Ramapough Indians" has applied to the U.S. Department of the Interior to be recognized formally as a Native American tribe, which recognition would permit it to require the State of New Jersey to negotiate a gaming compact under IGRA. On December 3, 1993, however, the Interior Department proposed that such Federal recognition to the Ramapough Indians be denied. Similarly, a group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Federal Bureau of Indian Affairs seeking formal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has Federal tribal status but does not have a reservation in the state. In addition, in July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming, but without slot machines, near Syracuse, New York. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawk Nation has announced that it intends to open their casino in the summer of 1994. The Narragansett Nation of Rhode Island has recently won a Federal court case which will require the Governor of Rhode Island to negotiate a casino gaming compact with the Nation. The Mohegan Nation, which is located in Connecticut, received federal recognition in March 1994. Other Native American Nations are seeking federal recognition, land, and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other nearby states.

         Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Trump's Castle's operations would be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or in New Jersey or other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. The State of Louisiana recently approved casino gaming in the city of New Orleans, and a developer has been selected. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in New York or Pennsylvania. However, Trump's Castle expects that proposals may be introduced to legalize riverboat or other forms of gaming in Philadelphia and one or more other locations in

Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions, competition would intensify.

         In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. The Partnership is unable to predict whether any such legislation, if enacted, would have a material adverse impact on the results of operations or financial condition of the Partnership.

         Seasonality. The gaming industry in Atlantic City traditionally has been seasonal, with its strongest performance occurring from May through September, and with December and January showing substantial decreases in activity. Revenues have been significantly higher on Fridays, Saturdays, Sundays and holidays than on other days. In addition, in the summer months, Trump's Castle may be adversely affected by the desire of certain patrons to wager at a location which is readily accessible to The Boardwalk.

         The Conflicting Interests of Certain Officers and Directors of the Partnership and its Affiliates. Trump is the beneficial owner of Trump Plaza and a 50% beneficial owner of the Taj Mahal and is the sole owner of Trump Plaza Management Corp. ("TPM"), an entity that provides management services to Trump Plaza. In addition, Trump has a personal services agreement with the partnership that owns the Taj Mahal ("TTMA") pursuant to which he receives substantial compensation based, in part, on the financial results of the Taj Mahal. Under certain circumstances, Trump could increase his beneficial interest in the Taj Mahal to 100%. Trump could under certain circumstances have an incentive to operate the Other Trump Casinos to the competitive detriment of the Partnership. However, the Services Agreement entered into between the Partnership and TC/GP provides that Trump and his affiliates will not engage in any activity, transaction or action which would result in the Other Trump Casinos realizing a competitive advantage over Trump's Castle. The Other Trump Casinos compete directly with each other and with other Atlantic City casino hotels, including Trump's Castle. Nicholas L. Ribis, the Chief Executive Officer of the Partnership, is also the chief executive officer of the partnerships that own the Other Trump Casinos, and Messrs. Ernest E. East and John P. Burke, officers of the Partnership, are also executive officers of the partnerships that own the Other Trump Casinos. In addition, Messrs. Trump, Ribis, East and Burke serve on the governing bodies of the partnerships that own the Other Trump Casinos. As a result of Trump's interests in three competing Atlantic City casinos, the common chief executive officer, and other common officers, a conflict of interest may be deemed to exist by reason of such persons' access to information and business opportunities possibly useful to any or all of such casinos. Although no specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Trump, such persons and the Other Trump Casinos, Messrs. Trump, Ribis, East and Burke do not engage in any activity which they reasonably expect will harm Trump's Castle or is otherwise inconsistent with their fiduciary obligations to the Partnership.

         Employees and Labor Relations. As of December 31, 1993, the Partnership employed approximately 3,700 full and part time employees for the operation of Trump's Castle, of whom approximately 932 were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 affiliated with the Hotel Employees and Restaurant Employees International Union

AFL-CIO expires on September 14, 1994. Such agreement extends to approximately 820 employees. Preparation for negotiations for a new collective bargaining agreement with Local No. 54 are currently underway. In addition, three other collective bargaining agreements which expire in 1996 cover approximately 112 maintenance employees. The Partnership believes that its relationships with its employees are satisfactory. Funding has no employees.

         All of the Partnership's employees are required to be registered with or licensed by the Casino Control Commission (the "CCC") pursuant to the Casino Control Act. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

         Gaming and Other Laws and Regulations. The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

         In general, the Casino Control Act contains detailed provisions concerning, among other things: the granting of casino licenses; the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing and registration of employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; equal employment opportunity for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

                 Casino Control Commission

         The ownership and operation of casino hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

                 Operating Licenses

         The Partnership was issued its initial casino license in June 1985. During April 1993, the CCC renewed the Partnership's casino license and approved Trump as a natural person qualifier through May 1995. No assurance can be given that the CCC will renew the Partnership's casino license or, if it does so, as to the conditions it may impose, if any, with respect thereto.

                 Casino License

         No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license held by the Partnership is renewable for periods of up to two years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

         To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due, to achieve a gross operating profit; to pay all local, state and federal taxes when due, to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility, and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

         In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "Conservatorship" below.

         The Partnership believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

         Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business), and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. See "Employees" below. Pursuant to conditions of the Partnership's casino license, payments by the Partnership to or for the benefit of any related entity or any partner are subject to prior CCC approval; and, if the Partnership's cash position falls below $5 million for three consecutive business days, the Partnership must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

                 Control Persons

         An entity qualifier or intermediary or holding company, such as TC/GP, TCHI and Funding, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that each officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards, so long as the CCC and the Director are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

                 Financial Sources

         The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of a series of publicly-traded mortgage bonds so long as the bonds remained widely-distributed and freely-traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

                 Institutional Investors

         An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; investment company registered under the Investment Company Act of 1940; collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; closed end investment trust; chartered or licensed life insurance company or property and casualty insurance company; banking and other chartered or licensed lending institution; investment advisor registered under the Investment Advisers Act of 1940; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

         An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (a) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (b) if (i) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (x) 20% or less of the total outstanding debt of the company or (y) 50% or less of any issue of outstanding debt of the company, (ii) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or (iii) if the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or Division upon request, any document or information which bears any relation to such debt or equity securities.

         Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has received the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization (see "Interim Casino Authorization" below) and has executed a trust agreement pursuant to such an application.

                 Ownership and Transfer of Securities

         The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Funding and the Partnership are each deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including partnership interest, are deemed to be the securities of a Regulated Company.

         If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (ii) to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

         With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the conditions that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

                 Interim Casino Authorization

         Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim authorization, the property relating to the casino operation or the securities are held in trust.

         Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

         If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

         The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: 1) statements of compliance have been issued pursuant to the Casino Control Act; 2) the casino hotel is an approved hotel in accordance with the Casino Control Act; 3) the trustee satisfies qualification criteria applicable to key casino employees, except for residency and casino experience; and 4) interim operation will best serve the interests of the public.

         When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

         Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (a) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (b) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

                 Approved Hotel Facilities

         The CCC may permit a licensee, such as the Partnership, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed. Trump's Castle will not be required to add any additional sleeping units in connection with its 3,000 square foot expansion for simulcast race track wagering.

                 License Fees

         The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a two-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

                 Gross Revenue Tax

         Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1992 and 1993, the Partnership's gross revenue tax was approximately $19 million and $19.7 million, respectively, and its license, investigations, and other fees and assessments totalled approximately $3.2 million and $2.6 million, respectively.

                 Investment Alternative Tax Obligations

         An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 25 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the Casino Reinvestment Development Authority ("CRDA"). CRDA bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

         For the first 10 years of its obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of bonds issued to the licensee by the CRDA. Thereafter, the licensee is (i) entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

         From the moneys made available to the CRDA, the CRDA is required to set aside $100,000,000 for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. The CRDA is required to determine the amount each casino licensee may be eligible to receive out of the moneys set aside.

                 Minimum Casino Parking Charges

         As of July 1, 1993, each casino licensee was required to impose on and collect from patrons a standard minimum parking charge of at least $2.00 for the use of parking, space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. Of the amount collected by the casino licensee, $1.50 is required to be paid to the New Jersey State Treasurer and paid by the New Jersey State Treasurer into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA.

         Amounts in the special fund will be expended by the CRDA for (i) eligible projects in the corridor region of Atlantic City, which projects are related to the improvement of roads, infrastructure, traffic regulation and public safety and (ii) funding up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, which hotel rooms are required to be available upon the opening of the Atlantic City Convention Center and dedicated to convention events.

                 Conservatorship

         If, at any time, it is determined that TC/GP, TCHI, Funding or the Partnership has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If the Partnership's license is suspended for a period in excess of 120 days or revoked or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of the Partnership's casino hotel facilities. A conservator would be vested with title to all property of the Partnership relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the indentures pursuant to which the Senior Notes, Mortgage Notes and PIK Notes were issued.

                 Employees

         All employees of the Partnership must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

                 Gaming Credit

         The Partnership's casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

                 Control Procedures

         Gaming at Trump's Castle is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is also observed daily by representatives of the CCC.

                 Other Laws and Regulations

         The United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through, or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, the Partnership is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit. The Department of the Treasury has adopted further regulations, the effectiveness of which has been suspended until December 1994, which will require the Partnership, among other things, to keep records of the name, permanent address and taxpayer identification number (or in the case of a nonresident alien, such person's passport number) of any person engaging in a currency transaction in excess of $3,000. The Partnership is unable to predict what effect, if any, these new reporting obligations will have on the gaming practices of certain of its patrons.

         In the past, the Service had taken the position that gaming winnings from table games by nonresident aliens were subject to a 30% withholding tax; however, the Service subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

         As the result of an audit conducted by the Office of Financial Enforcement of the Department of the Treasury, the Partnership was alleged to have failed to timely file the "Currency Transaction Report by Casino" in connection with currency transactions in excess of $10,000 during the period from May 7, 1985 to December 31, 1988. The Partnership entered into a settlement agreement and without admitting to any wrongdoing agreed to pay a civil monetary penalty of $175,500. The Partnership has revised its internal control procedures to ensure continued compliance with these regulations.

         The Partnership is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. The Partnership believes that it has obtained all required licenses and permits to conduct its business.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

         Not applicable.


ITEM 2.  PROPERTIES OF THE PARTNERSHIP.

         The Casino Parcel. Trump's Castle is located in the Marina area of Atlantic City on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by the Partnership in fee, located at the intersection of Huron

Avenue and Brigantine Boulevard directly across from the Marina, approximately two miles from The Boardwalk.

         Trump's Castle has 70,000 square feet of casino space, which accommodates 94 table games (including 13 poker tables) and 2,098 slot machines. In addition to the casino, Trump's Castle consists of a 27 story hotel with 725 guest rooms, including 185 suites, of which 99 are "Crystal Tower" luxury suites. Renovation of 300 of the guest rooms was completed in 1993 and 250 more guest rooms are scheduled to be renovated by April of 1994. The facility also offers nine restaurants, a 460 seat cabaret theater, two cocktail lounges, 58,000 square feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump's Castle has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms, a 1,600 seat cabaret theater and additional recreational amenities. Trump's Castle also has a nine-story garage providing on-site parking for approximately 3,000 vehicles, and a helipad which is located atop the parking garage making Trump's Castle the only Atlantic City casino with access by land, sea and air.

         During 1993, Trump's Castle completed a 10,000 square foot expansion to its casino which has enabled Trump's Castle to increase the number of slot machines on the casino floor by 300 units, to provide more space between slot machines and to place stools in front of additional slot machines, all of which are designed to provide the gaming patron with a more comfortable gaming experience. Presently, Trump's Castle is undertaking a 3,000 square foot expansion to accommodate the addition of simulcast race track wagering. The expansion will also increase casino access and casino visibility for hotel patrons. In addition, Trump's Castle recently completed the construction of a Las Vegas style marquee and reader board, the largest of its kind on the East Coast.

         The Marina. Pursuant to an agreement (the "Marina Agreement") with the New Jersey Division of Parks and Forestry, the Partnership in 1987 began operating and renovating the Marina, including docks containing approximately 600 slips. An elevated pedestrian walkway connecting Trump's Castle to a two story building at the Marina was completed in 1989. The Partnership has reconstructed the two-story building, which contains a 240 seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Any improvements made to the Marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion. Pursuant to the Marina Agreement and pursuant to a certain lease between the State of New Jersey, as landlord, and the Partnership as tenant, dated as of September 1, 1990, the Partnership commenced leasing the Marina and the improvements thereon for an initial term of twenty-five years. The lease is a net lease pursuant to which the Partnership, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues and (ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges.

         Parking Parcel. The Partnership also owns an employee parking lot located on Route 30, approximately two miles from Trump's Castle, which can accommodate approximately 1,000 cars.


ITEM 3.  LEGAL PROCEEDINGS.

         The Partnership, its partners, certain members of the former Executive Committee, Funding, and certain of their employees are involved in various legal proceedings, some of which are described below. The Partnership and Funding have agreed to indemnify such persons and entities against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

         Bondholder Litigation. Since June 1990, various purported class actions were commenced on behalf of the holders of Funding's Old Bonds which were outstanding prior to the consummation of the prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code, and the publicly traded bonds of the Other Trump Casinos.

         By an order of the Judicial Panel on Multidistrict Litigation dated December 4, 1990, the United States District Court for the District of New Jersey (the "Court") was given jurisdiction over these class actions for coordinated consolidated pretrial proceedings. Pursuant to an Order of the New Jersey District Court, on or about March 1, 1991, plaintiffs in the class filed an amended and consolidated complaint (the "Complaint") that superseded the complaints originally filed in those actions.

         On March 5, 1992, the parties executed a Stipulation and Agreement of Compromise and Settlement (the "Stipulation of Settlement"), which embodied the agreement contained in a Memorandum of Understanding, dated July 30, 1991. On March 10, 1992, the Court preliminarily approved the terms and conditions of the Settlement proposed in the Stipulation of Settlement (the "Settlement") and certified a settlement class (the "Settlement Class"). On May 21, 1992 a settlement hearing was held before the Court and the Court approved the Settlement and determined that the Settlement was fair, reasonable, adequate, and in the best interest of the Settlement Class.

         Under the terms of the Settlement, the holders of Funding's publicly traded bonds outstanding prior to the Restructuring will receive: (1) the Litigation Warrants, giving holders thereof the right to purchase common stock reflecting an indirect .50% of the equity of the Partnership on a fully diluted basis, which Litigation Warrants contain an option, pursuant to which for a six month period commencing March 2000 the holders thereof can require the issuer to repurchase such Litigation Warrants at an aggregate exercise price of $4 million, subject to certain terms and conditions set out more fully in the Memorandum of Understanding, but which include payment in full of the Bonds (which condition has been satisfied), satisfaction of the mortgage securing the Midlantic Term Loan, the Partnership earning net income of $20 million in the aggregate for the years 1997, 1998 and 1999, and holders of at least 60% of the Litigation Warrants electing to exercise the option; and (2) a settlement in the amount of $1,350,000 in cash, which will be used to satisfy the costs of notice and administration as well as to compensate plaintiffs.

         Other Litigation. Various legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and the Partnership believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 28, 1993, Funding obtained the consent of the holders of $322,855,072 outstanding principal amount of Bonds (96.2%) to an amendment of the indenture pursuant to which the Bonds were issued shortening the notice period for the redemption of the Bonds. The holders of $173,000 principal amount of Bonds (.05%) voted against such amendment and the holders of $12,698,321 principal amount of Bonds (3.8%) abstained.

                                    PART II


ITEM 5.  MARKET FOR FUNDING'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) There is no established public trading market for Funding's outstanding Common Stock.

         (b) As of December 31, 1993, there was one holder of record of the outstanding Common Stock of Funding.

         (c) Funding has paid no cash dividends on its Common Stock.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

         The following sets forth certain selected consolidated financial information from Funding's and the Partnership's Consolidated Statements of Operations for the years ended December 31, 1989, 1990, 1991, 1992 and 1993 respectively, and the Consolidated Balance Sheets as of December 31, 1989, 1990, 1991, 1992 and 1993 respectively:



                                                                     Year Ended December 31,
                                          1989              1990              1991             1992(1)         1993(2)
                                          ----              ----              ----             -------         -------

INCOME STATEMENT DATA:
  Gross Revenues                      $338,508,000      $302,223,000      $247,968,000     $299,306,000    $304,826,000
  Less-Promotional Allowances           43,777,000        33,391,000        27,882,000       30,656,000      31,599,000
                                      ------------      ------------      ------------     ------------    ------------
  Net Revenues                         294,731,000       268,832,000       220,086,000      268,650,000     273,227,000
  Total Costs and Expenses             260,307,000       267,583,000       222,446,000      260,623,000     245,361,000
                                      ------------      ------------      ------------     ------------    ------------
  Income (Loss) from                    34,424,000         1,249,000       (2,360,000)        8,027,000      27,866,000
    Continuing Operations
  Interest Income                        1,712,000           893,000           505,000          499,000         675,000
  Interest Expense                     (43,300,000)      (48,759,000)      (48,344,000)     (45,360,000)    (56,926,000)
  Gain on Sinking Fund Payment               -             3,136,000             -                -               -
  Extraordinary Item(3)                      -                 -                 -          128,187,000           -
  Benefit for State Income Tax             486,000             -                 -                - _             -
                                      ------------      ------------      ------------     ------------    ------------
  Net Income (Loss)                    ($6,678,000)     ($43,481,000)     ($50,199,000)      $91,353,000   ($28,385,000)
                                      ============      ============      ============     ============    ============
BALANCE SHEET DATA:
  Cash and cash equivalents            $14,600,000        $8,046,000       $14,972,000       $23,610,000    $20,439,000
  Total assets                         439,775,000       408,276,000       391,303,000       379,641,000    375,935,000
  Current Liabilities                   74,357,000       421,483,000       454,709,000        39,397,000     34,463,000
  Total long-term debt(4)              335,144,000             -                 -           279,445,000    309,794,000
  Total capital (deficit)               30,274,000       (13,207,000)      (63,406,000)       60,799,000     31,678,000




Notes:  (1) On May 29, 1992,  Funding,  the  Partnership  and  TCHI  consummated
            the  Plan,  which  materially   affects  the  comparability  of  the
            information set forth above.

        (2) On December 28, 1993, the Partnership and its affiliated entities consummated the Recapitalization, which materially affects the comparability of the information set forth above.

        (3) The extraordinary gain of $128,187,000, for year ended December 31, 1992 reflects a $96,896,000 accounting adjustment to carry the Bonds at fair market value based on current rates of interest at the date of issuance, an $18,000,000 forgiveness of bank borrowings, $22,805,000 representing discharge of accrued interest and net of the write-off of $9,514,000 of unamortized Bond issuance costs.

        (4) Long-term debt of $337,649,000  and  $340,553,000 as of December 31,
            1990 and 1991 had been classified as a current liability.


                                                         FIRST               SECOND                THIRD               FOURTH
                                                        QUARTER              QUARTER              QUARTER              QUARTER

SELECTED QUARTERLY FINANCIAL DATA:

1993:
Net Revenues                                          $61,522,000          $67,866,000          $78,361,000          $65,478,000

Income (Loss) from Operations                           2,350,000            5,204,000           14,445,000            5,867,000

Net Income (Loss)                                      (8,746,000)          (5,900,000)           1,864,000          (15,603,000)

1992:

Net Revenues                                        $  60,348,000        $  65,258,000        $  79,215,000        $  63,829,000

Income (Loss) from Operations                            (268,000)          (1,446,000)          10,218,000              873,000

Extraordinary Items                                          --            128,187,000                 --                   --

Net Income (Loss)                                     (13,173,000)         115,238,000             (651,000)         (10,061,000)

1991:

Net Revenues                                        $  50,633,000        $  51,887,000        $  63,573,000        $  53,993,000

Income (Loss) from Operations                          (2,080,000)          (2,177,000)           4,799,000           (2,902,000)

Net Income (Loss)                                     (14,150,000)         (14,102,000)          (7,186,000)         (14,761,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         General. In 1990, the Partnership began experiencing a liquidity problem that culminated in the Restructuring, which was consummated on May 29, 1992. Results of operations of the Partnership through December 31, 1992 were affected by the Restructuring, which resulted in an extraordinary gain of approximately $128.2 million for the year ended December 31, 1992. The
Partnership's business is highly competitive, and any future expansions by the Mashantucket Pequot Nation or new gaming ventures by other Native American tribes or other persons in the Northeastern or mid-Atlantic regions of the United States could have a material adverse effect on the Partnership's future financial condition and results of operations. See "Competition" above.

         The financial information presented below reflects the results of operations of the Partnership. Since Funding has no business operations, its results of operations are not discussed below.

         Results of Operations for the Years Ended December 31, 1993 and 1992. The Partnership's net revenues (gross revenues less promotional expenses) for the years ended December 31, 1993 and 1992 totaled approximately $273.2 million and $268.7 million, respectively, representing a $4.5 million (1.7%) increase. Gaming revenues were approximately $246.4 million for the year ended December 31, 1993 and $242.0 million for the comparable period in 1992. Management believes the $4.4 million (1.8%) increase in gaming revenues is attributable primarily to a continuing emphasis on customer service and a repositioning by Trump's Castle to expand profitable market segments.

         Gaming revenue is comprised of table game win and slot machine win. For the years ended December 31, 1993 and 1992, slot win at Trump's Castle approximated $173.0 million and $164.3 million, respectively. Dollars wagered on slot machines totaled approximately $1,851.4 million and $1,682.9 million for the years ended December 31, 1993 and 1992, respectively, with a win percentage of 9.3% in 1993 and 9.8% in 1992, respectively. The lower slot win percentage (slot win as a percentage of dollars wagered on slot machines) of 9.3% was largely intentional and designed by Trump's Castle in order to remain competitive and stimulate patron play. Slot machine wagerings increased 10.0% and slot win increased 5.3% for the year ended December 31, 1993 over the comparable period in 1992. For the years ended December 31, 1993 and 1992, table game win at Trump's Castle approximated $73.4 million and $77.7 million, respectively. During these periods, dollars wagered on table games totaled approximately $492.1 million with a win percentage of 14.9% in 1993 and $504.5 million with a win percentage of 15.4% in 1992.

         For the years ended December 31, 1993 and 1992, gaming credit extended to customers was approximately 28.9% and 28.1% of overall table play, respectively. At December 31, 1993, gaming receivables amounted to approximately $7.3 million, net of allowances for doubtful gaming receivables of approximately $1.9 million, an increase of approximately $2.5 million over gaming receivables of $4.8 million, net of allowances for doubtful gaming receivables of approximately $2.7 million as of December 31, 1992.

         Nongaming revenues at Trump's Castle increased approximately $1.2 million from $57.3 million for the twelve months ended December 31, 1992, to $58.5 million for the comparable period in 1993. This improvement was attributable primarily to an increase in rooms revenue of $ 1.9 million (10.5%) to approximately $19.6 million for the year ended December 31, 1993, of which $12.2 million consisted of complimentary rooms. This increase was partially offset by a decline in food and beverage revenues of $0.8 million (-2.4%), to $30.6 million for the year ended December 31, 1993, of which approximately $15.9 million consisted of complimentary food and beverage. Room occupancy at Trump's Castle was 88.0% and 85.8%, including occupancy of 55.3% and 50.7% of the available rooms by patrons receiving complimentary rooms, and the average rate was approximately $78 and $76 for the years ended December 31, 1993 and 1992, respectively. The average rate showed modest growth primarily from pricing casino room promotional allowances at competitive levels in the Atlantic City market. While the number of customers served in the food and beverage outlets increased in 1993, food and beverage revenues declined as a result of a decrease in the average guest check. As a percentage of gaming revenues, promotional allowances did not vary significantly from year to year.

         General and administrative expenses decreased approximately $2.9 million (5.5%) for the year ended December 31, 1993 as compared to the prior year. While gaming revenues improved in 1993, gaming costs and expenses decreased for the year ended December 31, 1993 by $1.0 million (.6%) and all other costs and expenses excluding Depreciation and Amortization and Reorganization costs decreased $2.1 million (6.3%). The reduction in operating expenses was due to previously established cost containment measures including the discontinuance of certain marketing programs. Such measures were implemented to improve overall operating efficiencies while remaining competitive and focusing on long range marketing goals.

         For the year ended December 31, 1993, depreciation and amortization decreased $3.4 million (-17.1%) over the comparable period in 1992, primarily as a result of the impact of fully depreciated assets as well as the discharge of the outstanding deferred bond costs which were eliminated as a result of the Plan of Reorganization.

         Reorganization costs were not incurred in 1993, compared to costs of $6.0 million for the same period in 1992 due to the Plan of Reorganization, which was completed on May 29, 1992.

         Income from Trump's Castle's operations improved $19.8 million (or $13.8 million excluding restructuring costs) as a result of increased revenues, previously implemented cost containment measures and a continued emphasis on customer service for the year ended December 31, 1993 as compared to the same period in 1992.

         Interest expense increased for the twelve month period ended December 31, 1993 by approximately $11.6 million. The $11.6 million increase includes nonrecurring recapitalization costs of approximately $9.0 million.

         The Partnership experienced a net loss of $28.4 million for the year ended December 31, 1993 and a profit of $91.4 million, primarily as a result of the Plan of Reorganization, during the comparable period in 1992.

         Results of Operations for the Years Ended December 31, 1992 and 1991. Net revenues (gross revenues, less promotional expenses) for the years ended December 31, 1992 and 1991 totalled approximately $268.7 million and $220.1 million, respectively. Gaming revenues were approximately $242.0 million and $194.8 million in 1992 and 1991, respectively. Management believes the increase in gaming revenues in 1992 of 24.3% is attributable to improved customer service and a refocusing of marketing efforts to reduce unprofitable market segments.

         For the years ended December 31, 1992 and 1991, table game win approximated $77.7 million and $67.6 million and slot win approximated $164.3 million and $127.2 million, respectively. During these periods, table game win percentage was 15.4% in 1992 and 15.3% in 1991. Slot win percentage in 1992 was 9.8% and 9.9% in 1991. The lower slot win percentage in 1992 was largely intentional and designed to remain competitive and stimulate patron play. Slot machine wagerings increased 31.6% for the twelve months ended December 31, 1992 over the comparable period in 1991, while slot machine revenue increased 29.2%.

         The Partnership elected to discontinue certain Progressive Slot Jackpot Programs which positively impacted slot revenue by $1.8 million for the year ended December 31, 1992.

         During the year ended December 31, 1992, gaming credit extended to customers was approximately 28.1% of overall table play. At December 31, 1992, gaming receivables amounted to approximately $4.8 million, net of allowances for doubtful gaming receivables of approximately $2.7 million.

         Nongaming revenues increased approximately $4.1 million from $53.2 million in 1991 to $57.3 million in 1992. This improvement was attributable primarily to an increase in food and beverage revenues of 10.8% in 1992 as compared to 1991 and an increase in revenues from hotel rooms of 7.1% in 1992 as compared to 1991. Revenues from food and beverage sales for this period amounted to approximately $31.4 million, of which approximately $16.1 million consisted of complimentary food and beverage. Revenues from hotel rooms during this period amounted to approximately $17.8 million, of which $11.0 million consisted of complimentary rooms. Trump's Castle's average hotel occupancy rate, based on available rooms, was 85.8% in 1992, including occupancy of 50.7% of the available rooms by patrons receiving complimentary rooms. The average rate remained constant primarily from pricing casino room promotional allowances at competitive levels in the Atlantic City market. Food and beverage revenues improved as the marketing emphasis was shifted from attracting large numbers of mass market gaming patrons to upscale patrons with higher gaming budgets. Offsetting the nongaming revenue increase was an increase in promotional allowances of $2.8 million. Promotional allowances as a percentage of gaming revenues declined to 12.7% in 1992 from 14.3% in 1991.

         Gaming costs and expenses increased for the year ended December 31, 1992 by $29.6 million (or 24.8%) and all other operating expenses, excluding depreciation and amortization and restructuring costs, increased $7.3 million (or 9.5%). The comparatively lower percentage increase in other expenses (as compared to the percentage increase in gaming expenses) was due to cost containment measures, including payroll reductions and discontinuance of unprofitable marketing programs. Such measures were implemented to improve overall operating efficiencies while remaining competitive and dedicated to long range marketing goals.

         Depreciation  and   amortization   declined  $1.6  million  (7.5%)  due
primarily to the implementation of cost containment measures related to capital expenditures.

         Income from operations improved $11.7 million primarily as a result of revenue improvements and the continuation of cost containment measures.

         The Partnership generated a net income of $91.4 million for the year ended December 31, 1992 and incurred a net loss of $50.2 million for the comparable period in 1991. The net income of $91.4 million includes an extraordinary gain, as a result of the Plan of Reorganization, of $128.2 million offset by litigation expenses of $1.4 million.

         Inflation. There was no significant impact on the Partnership's operations as a result of inflation during 1993, 1992 and 1991.

         Liquidity and Capital Resources. Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1993, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $24.7 million and cash debt service was $33.8 million, resulting in net cash used by operating activities of $9.1 million. Cash and cash equivalents of $20.4 million at December 31, 1993 reflects a reduction of $3.0 million from $23.6 million at December 31, 1992. The $3.2 million reduction in cash was due to the $9.1 million used by operating activities, $10.4 million used to acquire capital assets and $3.0 million used to purchase CRDA investments ($22.3 million in the aggregate) offset by a net $19.3 million provided by financing activities.

         Upon consummation of the Recapitalization in December 1993, the Partnership had a working capital surplus of $2.2 million which amount is adequate to meet its needs for cash. The Partnership believes that this level of working capital is adequate to sustain existing operations in the foreseeable future.

         The effect of the Recapitalization on the Partnership's capital structure has been to increase the Partnership's weighted average cost of debt from approximately 9.43% to approximately 11.74%. The increase in the weighted average cost of debt capital will be offset, at least initially, by an approximately $23 million decrease in the principal amount of the Partnership's outstanding indebtedness and by a reduction in the cash required to meet the Partnership's debt service obligations in the near future. As a result of the Recapitalization, the Partnership's consolidated indebtedness has been reduced from $381 million to $358 million. The pay-in-kind feature of the PIK Notes could, however, result in an additional $130 million of indebtedness over the next ten years, assuming all accrued interest on the PIK Notes is paid in additional PIK Notes. It is projected that the Partnership will require approximately $31.4 million in 1994 and $36.1 million in 1995 in operating cash flow to meet its debt service obligations. If necessary, the Partnership may seek to obtain a credit facility of up to $10 million in principal amount to fund any shortfall in cash available to meet debt service obligations.

         Capital expenditures of $11.0 million for the year ended December 31, 1993 increased approximately $2.4 million due primarily to the expansion of the casino floor and the construction of an electronic graphic sign affixed to the front of the building. Capital expenditures were $8.6 million for the year ended December 31, 1992 and included the Partnership's remaining obligation on the Marina Roadway and the acquisition of new slot machines.

         The lower level of capital expenditures for 1992 and 1991 of $8.6 million and $5.1 million, respectively, reflected the Partnership's liquidity problems. Anticipated capital expenditures for 1994 are approximately $8 million and include casino floor improvements, renovation of certain hotel rooms and the purchase of additional slot machines for the casino expansion. Management believes that currently planned future levels of capital expenditures would be sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its casino, hotel rooms and other public areas. The Partnership intends to finance its capital expenditures in the future with existing cash on hand and cash flow from operations.

         Management also believes, based upon its current level of operations, that although the Partnership is highly leveraged, it will continue to have the ability to pay interest on its indebtedness and to pay other liabilities with funds from operations for the foreseeable future. However, there can be no assurance to that effect. In the event that circumstances change, the Partnership may seek to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         An index to financial statements and required financial statement schedules is set forth at Item 14.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

         All decisions affecting the business and affairs of the Partnership, including the operation of Trump's Castle, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Mortgage Notes and PIK Notes (the "Board of Partner Representatives"). As currently constituted, the Board of Partner Representatives consists of Donald J. Trump, Chairman, Nicholas L. Ribis, Roger P. Wagner, Ernest E. East, Asher O. Pacholder, Thomas F. Leahy and Wallace B. Askins. Messrs. Trump, Ribis and East also serve on the governing boards of Trump Taj Mahal Associates ("TTMA") and Trump Plaza Associates ("TPA").

         The Partnership also has an Audit Committee on which Mr. Ribis serves with Mr. Leahy and Mr. Askins, who have been appointed thereto in accordance with the requirements of the CCC. The Audit Committee reviews matters of policy, purpose, responsibilities and authority and makes recommendations with respect thereto on the basis of reports made directly to the Audit Committee. The Surveillance Department is responsible for the surveillance, detection and video-taping of unusual and illegal activities in the casino hotel. The Internal Audit Department is responsible for the review of, reporting instances of noncompliance with, and recommending procedures to eliminate weakness in internal controls.

         The sole director of Funding is Trump. Trump also serves as its Chairman of the Board, President and Treasurer. Patricia M. Wild serves as its Secretary, and Robert E. Schaffhauser serves as its Assistant Treasurer.

         Set forth below are the names, ages, positions and offices held with Funding and the Partnership and a brief account of the business experience during the past five years of each member of the Board of Partner Representatives, the executive officers of Funding and the Partnership, and the director of Funding.

         Donald J. Trump -- Trump, 47 years old, has been the managing general partner of the Partnership and Chairman of the Board of Partner Representatives since May 1992 and Chairman of the Board, President and sole director of Funding since June 1985. Trump has been the President and sole director of TC/GP since December 1993. Trump served as Chairman of the Executive Committee of the Partnership from June 1985 to May 1992 and as President and sole director of TC/GP from November 1991 to May 1992. Trump has been a director and Treasurer of TCHI since April 17, 1985. Trump is the sole shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza Funding, Inc. ("TPFI"), the managing general partner of TPA. Trump was President and Chairman of the Board of Directors and a 50% shareholder of TP/GP Corp. ("TP/GP"), the former managing general partner of TPA, from May 1992 through June 1993; and Chairman of the Executive Committee and President of TPA from May 1986 to May 1992. Trump has been a director and President of Trump Plaza Holding, Inc. ("TPHI") and a partner in Trump Plaza Holding Associates ("TPHA") since February 1993. Trump was Chairman of the Executive Committee of TTMA, from

June 1988 to October 1991; and has been Chairman of the Board of Directors of the managing general partner of TTMA since October 1991; and President of the Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

                 Nicholas L. Ribis -- Mr. Ribis, 49 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and Chief Executive Officer of the Partnership since March 1991. Mr. Ribis has served as Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis served as a member of the Executive Committee of the Partnership from April 1991 to May 1992 and as Secretary of TC/GP from November 1991 to May 1992. Mr. Ribis has served as Vice President of TC/GP since December 1993. Mr. Ribis has served as a director of TPHI since June 1993 and of TPFI since July 1993; as a director and Vice President of TP/GP from May 1992 to June 1993; Chief Executive Officer of TPA since February 1991; and a member of the Executive Committee of TPA from April 1991 to May 1992. He has been Chief Executive Officer of TTMA since March 1991; a member of the Executive Committee of TTMA from April 1991 to October 1991; and a member of the Board of Directors of the managing general partner of TTMA since October 1991. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and since February 1991 is Counsel to, the law firm of Ribis, Graham & Curtin, which serves as New Jersey legal counsel to all of the above-named companies, and certain of their affiliated entities. Mr. Ribis serves as the Chairman of the Atlantic City Casino Association and is a member of the Board of Trustees of the CRDA.

                 Ernest E. East -- Mr. East, 51 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and has been Senior Vice President -- Administrative and Corporate Affairs of the
Partnership since July 1991. Mr. East has served as Secretary of TC/GP since December 1993. Mr. East has been a director of TPHI since June 1993; Secretary of TPFI since July 1992; Senior Vice President -- Administrative and Corporate Affairs of TPA since July 1991; Senior Vice President -- Administrative and Corporate Affairs of TTMA since July 1991; and a member of the Board of Directors of the managing general partner of TTMA since October 1991. Mr. East was formerly the Vice President -- General Counsel of the Del Webb Corporation from January 1984 through June 1991.

                 Roger P. Wagner -- Mr. Wagner, 46 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and President and Chief Operating Officer of the Partnership since January 1991. Mr. Wagner served as a member of the Executive Committee of the Partnership from January 1991 to May 1992. Mr. Wagner has been a director and president of TCHI since January 1991. Prior to joining the Partnership, Mr. Wagner served as President of the Claridge Hotel Casino from June 1985 to January 1991.

                 Asher O. Pacholder -- Dr. Pacholder, 56 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TC/GP from May 1992 to December 1993. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1987. In addition, Dr. Pacholder serves on the Board of Directors of The Southland

Corporation, United Gas Holding Corp., ICO, Inc., an oil field services company, UF&G Pacholder Fund, Inc., a publicly traded closed end mutual fund, U.S. Trails, Inc., a recreational facility company, and Forum Group, Inc., a retirement community managerial company.

                 Wallace B. Askins -- Mr. Askins, 63 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Mr. Askins served as a director of TC/GP from May 1992 to December 1993. From 1987 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

                 Thomas F. Leahy -- Mr. Leahy, 56 years old, has been a Member of the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TC/GP from May 1992 to December 1993. From 1987 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Since November 1992, Mr. Leahy has served as President of the Theater Development Fund, a service organization for the performing arts. From July 1992 through November 1992, Mr. Leahy served as chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage and film properties.

                 Patrick R. Dennehy -- Mr. Dennehy, 45 years old, has been Executive Vice President of Operations of the Partnership since November 1992. Prior to joining the Partnership, Mr. Dennehy was with Harrah's Atlantic City from 1980 until 1992 in the capacity of Director of Gaming Operations, Director of Casino Marketing, Director of Casino Credit and Cashier Manager.

                 Patricia M. Wild -- Ms. Wild, 41 years old, has been Secretary of Funding and Senior Vice President and General Counsel of the Partnership and Secretary of TCHI since December 1993. Ms. Wild served as Assistant Secretary of TPFI and Vice President, General Counsel of TPA from February 1991 to December 1993; Vice President and General Counsel of TPFI from July 1992 through December 1993; and Associate General Counsel of TPA from May 1989 through January 1991. From December 1986 to April 1989, Ms. Wild served as Deputy Attorney General on the Environmental Prosecutions Task Force of the New Jersey Department of Law and Public Safety, Division of Criminal Justice. From April 1983 to December 1986, Ms. Wild served as Deputy Attorney General with the New Jersey Division of Gaming Enforcement.

                 Thomas P. Venier -- Mr. Venier, 42 years old, has been Senior Vice President of Strategic Development and Planning of the Partnership since January 1994 and was Senior Vice President of Finance of the Partnership from September 1991 to January 1994. Mr. Venier has been Chief Financial Officer of TC/GP since May 1992. Mr. Venier has been Assistant Treasurer of TCHI since March 1992. Previously, Mr. Venier served as Vice President of Finance of the Partnership from May 1988 to September 1991 and Director of Financial Accounting from July 1985 to April 1988.

                 Nicholas J. Niglio -- Mr. Niglio joined the Partnership as Executive Vice President-Marketing in October 1993. Mr Niglio previously served as Senior Vice President of Eastern Operations of Caesars World Marketing Corporation for three years. Prior to that he served as Vice President-Casino Manager at Caesars Atlantic City for three years.

                 Robert E. Schaffhauser -- Mr. Schaffhauser, 47 years old, joined the Partnership as Senior Vice President of Finance in January 1994 and also became an Assistant Treasurer, Chief Financial Officer and Chief Accounting Officer of Funding and an Assistant Treasurer of TCHI and TC/GP in January 1994. He served as a consultant to Trump during the immediately preceding year. Mr. Schaffhauser previously served as Senior Vice President of Finance and Administration for the Sands Hotel & Casino in Atlantic City for four years. For a period of 13 years prior thereto, he served as the Chief Financial Officer and Secretary for Metex Corporation, a publicly held manufacturer of engineered products. Mr. Schaffhauser also served as a member of Metex Corporation's Board of Directors.

                 John P. Burke -- Mr. Burke, 46 years old, has been the Corporate Treasurer of the Partnership and TPA since October 1991. Mr. Burke has been Chief Accounting Officer of TC/GP since May 1992. Mr. Burke has been a Vice President of TCHI, TC/GP, Funding and the Partnership since December 1993. Mr. Burke has been Vice President of The Trump Organization since September 1990. He is a member of the Board of Directors of the managing general partner of TTMA. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America ("Imperial") from April 1989 through September 1990. Previously he was Executive Vice President and Chief Financial Officer of Tamco Enterprises, Inc. from May 1980 through April 1989.

         Each member of the Board Partner of Representatives, of the Audit Committee and all of the other persons listed above have been licensed or found qualified by the CCC.

         The employees of the Partnership serve at the pleasure of the Board of Partner Representatives subject to any contractual rights contained in any employment agreement. The officers of Funding serve at the pleasure of Donald J. Trump, the sole director of Funding.

         Donald J. Trump, Nicholas L. Ribis and Ernest E. East served as either executive officers and/or directors of TTMA and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Donald J. Trump, Nicholas L. Ribis, Ernest E. East and John P. Burke served as executive committee members, officers, and/or directors of TPA and its affiliated entities, at the time such parties filed a petition for reorganization under chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and declared effective on May 29, 1992. Donald J. Trump, Nicholas L. Ribis, Ernest E. East, Roger P. Wagner and John P. Burke served as either executive officers and/or directors of the Partnership and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Donald J. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under chapter 11 of the Bankruptcy Code on November 2, 1992. The Plan of
Reorganization was confirmed on December 11, 1992 and declared effective in January 1993. John P. Burke was Executive Vice President and Chief
Administrative Officer of Imperial, a thrift holding company whose major subsidiary, Imperial Savings was seized by the Resolution Trust Corporation in February 1990. Subsequently, in February 1990, Imperial filed a petition for reorganization under chapter 11 of the Bankruptcy Code.


ITEM 11.  EXECUTIVE COMPENSATION.

         Executive officers of Funding do not receive any additional compensation for serving in such capacity. In addition, Funding and the Partnership do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

         The following table sets forth compensation paid or accrued during the years ended December 31, 1993, 1992 and 1991 to the Chief Executive Officer, each of the four most highly compensated executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1993. Also included in the table is information regarding Robert Pickus, who served as General Counsel of the Partnership for eleven months of 1993. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.


                                                 COMPENSATION TABLE

Name and                                                                                             Other           All Other
Principal Position                                 Year           Salary            Bonus        Compensation (1)  Compensation (2)

Nicholas L. Ribis (3),                             1993          $250,000          $250,000          $226,000          $  1,150
  Chief Executive                                  1992           150,000           300,000           168,500              --
  Officer                                          1991           192,956           250,135              --                --

Roger P. Wagner,                                   1993          $402,070          $ 27,341          $ 65,000          $  4,497
  Chief Operating                                  1992           425,228            95,000            60,000             4,171
  Officer                                          1991           357,973           658,742              --               4,695

Patrick R. Dennehy                                 1993          $177,083          $ 12,042              --            $  2,248
  Executive Vice                                   1992            22,885            50,000              --                --
  President of                                     1991              --                --                --                --
  Operations

Thomas P. Venier,                                  1993          $145,002          $  9,860              --            $  3,821
  Senior Vice President                            1992           145,983            15,000              --               3,560
  of Strategic                                     1991           111,221              --                --               2,213
  Development and
  Planning

Ernest E. East (3),                                1993          $100,644          $ 50,000          $ 67,500          $    750
  Vice President--                                 1992            85,481            66,667            60,000               727
  Administrative Affairs                           1991            25,866            33,333              --                --

Robert M. Pickus (4),                              1993          $148,553          $ 21,300              --            $  3,774
  Senior Vice President--                          1992           144,875            12,500              --               3,117
  General Counsel                                  1991           134,310              --                --               2,678


- -------------------------

(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and Director's Fees. Following SEC rules, perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total salary and bonus for that officer.

(2) Represents vested and unvested contributions made by the Partnership under the Trump's Castle Hotel & Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equalling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59-1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(3)      Messrs.  Ribis  and  East  devote  approximately   one-third  of  their
         professional time to the affairs of the Partnership; the compensation for their positions at Other Trump Casinos has not been included.

(4) Effective December 6, 1993, Mr. Pickus resigned as General Counsel of the Partnership and from all other positions with the Partnership and its affiliated entities to become General Counsel to TPA.

         Employment Agreements. In September 1993, the Partnership entered into an employment agreement with Nicholas L. Ribis pursuant to which Mr. Ribis acts as Chief Executive Officer of the Partnership. The agreement, which expires in September 1996, provides for an annual salary of $550,000. The salary increases by ten percent for each of the second and third years of the agreement. Upon execution of the employment agreement, Mr. Ribis received a $250,000 signing bonus. In the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis have agreed to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. Mr. Ribis also acts as Chief Executive Officer of TTMA and TPA, the Partnerships that own the Other Trump Casinos, and receives additional compensation from such entities. Mr. Ribis devotes approximately one-third of his professional time to the affairs of the Partnership. All other executive officers of the Partnership, except Messrs. East and Burke, devote substantially all of their time to the business of the Partnership.

         The Partnership, on January 17, 1991, entered into an employment agreement with Roger P. Wagner, with an amendment thereto dated January 17, 1991, and a second amendment thereto dated July 18, 1992, pursuant to which Mr. Wagner serves as the Partnership's and TCHI's President and Chief Operating Officer. Mr. Wagner's employment agreement, which terminates on January 16, 1997, provides for an annual salary beginning at a minimum of $400,000 until January 16, 1994, thereafter $500,000 per year until January 16, 1995, thereafter $600,000 per year until January 16, 1996, and thereafter $750,000 per year from January 17, 1996 until January 16, 1997 and, subject to CCC approval, 1% of the Partnership's Income from Operations (as defined in such agreement) in excess of $40.0 million.

         The Partnership has an employment agreement with Ernest E. East, Esq., who is Senior Vice President -- Administration and Corporate Affairs of the Partnership. The agreement, which expires in June 1995, provides for an annual salary of $100,000 and a discretionary bonus. Mr. East also has similar employment agreements with each of TTMA and TPA. Mr. East devotes approximately one-third of his professional time to the affairs of the Partnership.

         Pursuant to an employment agreement dated January 31, 1992, as amended March 31, 1993 and December 30, 1993, Thomas P. Venier serves as Senior Vice President of Strategic Development and Planning of the Partnership. The agreement provides for an annual salary of $148,000, which is subject to review. As of April 23, 1993, and on the last day of each week thereafter, the term of the agreement has been automatically extended for one (1) week so that at all times the term during the duration of the agreement is an unexpired period of twelve (12) months. Notwithstanding such provision, Mr. Venier has the right to terminate his employment by giving 30 days written notice to the Partnership of his intent to do so.

         Compensation of Directors. Each Partner Representative of the Partnership (other than Trump) receives an annual fee of $50,000 and $2,500 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board.

         Compensation Committee Interlocks and Insider Participation. In general, the compensation of executive officers of the Partnership is determined by the Board of Partner Representatives, which is composed of Donald J. Trump, Nicholas L. Ribis, Roger P. Wagner, Ernest E. East, Asher O. Pacholder, Thomas
F. Leahy and Wallace B. Askins.  The compensation of Nicholas L. Ribis and Roger
P. Wagner is set forth in their employment agreements with the Partnership. The Partnership has delegated the responsibility over certain matters, such as the bonus of Mr. Ribis, to Trump. Executive officers of Funding do not receive any additional compensation for serving in such capacity.

         The SEC requires issuers to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, East, Wagner and Burke, executive officers of the Partnership, serve on the Board of Directors of other entities in which members of the Board of Partner Representatives (namely, Messrs. Trump and Ribis) serve as executive officers. The Partnership believes that such relationships have not affected the compensation decisions made by the Board of Partner Representatives in the last fiscal year.

         Mr. Wagner serves as a director of TCHI, of which Messrs. Trump and Ribis serve as executive officers.

         Messrs. Ribis, East and Burke serve on the Board of Directors of Taj Mahal Holding Corp., which holds an indirect equity interest in TTMA, the partnership that owns the Taj Mahal, of which Messrs. Trump and Ribis are executive officers. Such persons also serve on the Board of Directors of TM/GP Corporation (a subsidiary of Taj Mahal Holding Corp.), the managing general partner of TTMA, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by TTMA for his services as its chief executive officer.

         Mr. Ribis also serves on the Board of Directors of Trump Taj Mahal Realty Corp. ("Taj Realty Corp."), which leases certain real property to TTMA, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Taj Realty Corp.

         Messrs. Trump and Ribis serve on the Board of Directors of TPFI, the managing general partner of TPA, of which Messrs. Trump, Ribis and East are executive officers. Messrs. Trump, Ribis and East also serve on the Board of Directors of TPHI, of which such persons are also executive officers. Mr. Ribis is compensated by TPA for his services as chief executive officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

         The following table sets forth information with respect to the amount of Funding's Common Stock owned by beneficial owners of more than 5% of Funding's Common Stock. Funding has no other class of equity securities outstanding.

Title or Class     Name and address of   Amount and Nature of   Percent of
                   Beneficial Owners     beneficial Ownership   class
- --------------     -------------------   --------------------   ----------
Common Stock       Trump's Castle           200 Shares            100%
                    Associates
                   Huron Avenue and
                    Brigantine Blvd.
                   Atlantic City,
                    New Jersey 08401

         Currently, Trump, TC/GP and TCHI hold 61.5%, 37.5% and 1.0% interests, respectively, in Trump's Castle Associates and therefore are the beneficial owners of all of the outstanding shares of Common Stock of Funding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other Trump Casinos. The following table sets forth the amounts due to the Partnership from Trump and his Affiliates as of December 31, 1993. For a more detailed description of the Partnership's transactions with Trump and his Affiliates, see "Other Transactions with Affiliates" below.

                                                      Amount Due and Outstanding
                                                          to the Partnership
                                                        as of December 31, 1993
                                                      --------------------------
       Trump Plaza Associates ..........................         $321,000
       Trump Taj Mahal Associates ......................           69,000
       The Trump Organization ..........................          225,000

          Total Due from Affiliates
            as of December 31, 1993 ....................         $615,000



         Other Transactions With Affiliates. In December 1990, Fred Trump, the father of Donald J. Trump, placed $3.5 million in cash on deposit with the Partnership's casino cage, which was recorded by the Partnership as a gaming patron deposit. Counter check(s) totalling $3.5 million were issued against the deposit, for which Fred Trump received gaming chips valued at $3.5 million. These gaming chips were included in the outstanding chip liability on the Partnership's books at September 30, 1992. In each of October 1992 and December 1993, in accordance with the indenture pursuant to which the Bonds were issued, Fred Trump redeemed $1.0 million in gaming chips for cash.

         The Partnership has engaged in transactions with TPA, TTMA, Plaza Operating Partners, Ltd. ("Plaza Hotel"), the partnership which operates The Plaza Hotel in New York City, and The Trump Organization. TPA, Plaza Hotel, The

Trump Organization and TTMA are affiliates of Donald J. Trump. These transactions include certain shared payroll costs, fleet maintenance and limousine services, as well as complimentary services offered to customers, for which the Partnership makes the initial payment and is then reimbursed by the Affiliates. During 1993, the Partnership incurred expenses of approximately $1.3 million in corporate salaries, and $1.0 million of other transactions on behalf of these related entities. In addition, the Partnership received payments totalling $2.0 million for services rendered and had $0.4 million of deductions for similar services incurred by these related entities on behalf of the Partnership.

         In connection with the 1993 Recapitalization, the Partnership purchased the Midlantic Grid Note. Payment of the Midlantic Grid Note was guaranteed by Trump, which guaranty was secured by a pledge of his direct and indirect equity interest in the Partnership. In addition, Winton Associates, Inc. ("Winton") was retained by a holder of Units to negotiate the terms of the Recapitalization on behalf of the Unitholders. The Partnership paid Winton a non-refundable fee of $100,000 as well as its out-of-pocket expenses, and an additional fee of $400,000 upon consummation of the Recapitalization. Winton, in turn, retained Prudential Securities, Inc. to assist it in representing Putnam Investment Management, and paid Prudential one-half of the fees described above and reimbursed Prudential for its out-of-pocket expenses. Winton is a wholly owned subsidiary of Pacholder Associates, Inc., of which Dr. Asher Pacholder, a member of the Board of Partner Representatives, is the Chairman of the Board and Managing Director.

         Pursuant to the terms of the Partnership Agreement, the Partnership paid a $1.5 million cash bonus to Trump on February 16, 1994.

         Services Agreement. On December 28, 1993, the Partnership cancelled its existing management agreement with a corporation wholly owned by Trump and entered into a Services Agreement with TC/GP (the "Services Agreement"). In general, the Services Agreement obligates TC/GP to provide to the Partnership, from time-to-time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other related services (the "Services") with respect to the business and operations of the Partnership, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, restructuring costs and the non-cash write-down of CRDA investments) exceeds prescribed amounts.

         In consideration for the Services to be rendered by TC/GP, the Partnership will pay an annual fee (which is identical to the fee which was payable under the management agreement) to TC/GP in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993-$40.5 million; 1994-$45.0 million; 1995 and thereafter-$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, the annual fee will be $0. In addition, TC/GP will be entitled to an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TC/GP $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the EBITDA target for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TC/GP will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income.

         Unless sooner terminated pursuant to its terms, the Services Agreement will expire on December 31, 2005.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (A)  Financial   Statements.   See  the  Index  immediately  following  the
          signature page.

     (B) Reports on Form 8-K. Funding did not file any reports on form 8-K during the last quarter of the year ended December 31, 1993.

     (C) Exhibits. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit

3(15)         -Amended and Restated Certificate of Incorporation of Funding.

3.1(15)       -Bylaws of Funding.

3.2-3.6       -Intentionally omitted.

3.7(14)       -Second  Amended  and  Restated   Partnership   Agreement  of  the
              Partnership.

4.1-4.10      -Intentionally omitted.

4.11(14)      -Indenture,   among  Funding,  as  issuer,  the  Partnership,   as
              guarantor, and the Mortgage Note Trustee, as trustee.

4.12(14) -Indenture of Mortgage between the Partnership, as Mortgagor, and Funding, as Mortgagee.

4.13(14)      -Assignment  Agreement  between  Funding  and  the  Mortgage  Note
              Trustee.

4.14(14)      -Partnership Note.

4.15          -Form of Mortgage Note (included in Exhibit 4.11).

4.16          -Form of Partnership Guarantee (included in Exhibit 4.11).

4.17(14)      -Indenture  between  Funding,  as  issuer,  the  Partnership,   as
              guarantor, and the PIK Note Trustee, as trustee.

4.18(14)      -Pledge Agreement between Funding and the PIK Note Trustee.

4.19(14)      -Subordinated Partnership Note.

4.20          -Form of PIK Note (included in Exhibit 4.17).

4.21          -Form of Subordinated  Partnership  Guarantee (included in exhibit
              4.17).

4.22(15) -Letter Agreement between the Partnership and the Proposed Senior Secured Note Purchasers regarding the Senior Secured Notes.

4.23(14) -Note Purchase Agreement for 11-1/2% Series A Senior Secured Notes of the Partnership due 1999.

4.24(14)      -Indenture,   among  Funding,  as  issuer,  the  Partnership,   as
              guarantor, and the Senior Secured Note Trustee, as trustee.

4.25(14)      -Indenture  of  Mortgage  and  Security   Agreement   between  the
              Partnership, as mortgagor/debtor, and Funding as mortgagee/secured party. (Senior Note Mortgage).

4.26(14) -Registration Rights Agreement by and among the Partnership and certain purchasers.

4.27          -Intentionally omitted.

4.28(14)      -Guarantee Mortgage.

4.29(14)      -Senior Partnership Note.

4.30(14)      -Indenture  of  Mortgage  and  Security   Agreement   between  the
              Partnership as mortgagor/debtor and the Senior Note Trustee as mortgagee/secured party. (Senior Guarantee Mortgage).

4.31(14) -Assignment Agreement between Funding, as assignor, and the Senior Note Trustee, as assignee. (Senior Assignment Agreement).

4.32(14)      -Amended and Restated Nominee Agreement.

10.1-10.2     -Intentionally omitted.

10.3(7)       -Employment   Agreement  dated  January  17,  1991,   between  the
              Partnership and Roger P. Wagner.

10.4(2) -Second Amendment to Employment Agreement dated January 17, 1991 between the Partnership, TCHI, and Roger P. Wagner.

10.5(3)       -Form of License  Agreement  between the Partnership and Donald J.
              Trump.

10.6          -Intentionally Omitted.

10.7(5) -Lease, dated June 25, 1986, between the Partnership and Trump Plaza, as the nominee of the Trump Organization.

10.8-10.10    -Intentionally omitted.

10.11(14)     -Employment Agreement, between the Partnership and Nicholas Ribis.

10.12(5) -Trump's Castle Hotel & Casino Retirement Savings Plan, effective as of September 1, 1986.

10.13-10.16   -Intentionally omitted.

10.17(9) -Agreement, dated June 1, 1987, between Marina Associates, GNAC Corp., and the Partnership, individually and as assignee of Hilton New Jersey Corporation and the New Jersey Department of Transportation and the New Jersey Department of Environmental Protection.

10.18(9) -Agreement, dated June 1, 1987, between Marina Associates, the Partnership, individually and as assignee and successor of Hilton New Jersey Corporation and Golden Nugget, Inc., individually and on behalf of all of its past, present and future subsidiaries.

10.19(7) -Lease Agreement by and between State of New Jersey acting through its Department of Environmental Protection, Division of Parks and Forests, as Landlord, and the Partnership, as tenant, dated September 1, 1990.

10.20-10.21   -Intentionally omitted.

10.22(1) -Memorandum of Understanding, dated July 30, 1991, between Willkie Farr & Gallagher, Clapp & Eisenberg and Goodkind Labaton & Rudoff.

10.23(2)      -Form of Employment  Agreement  between the Partnership and Ernest
              E. East.

10.24A(3)     -Employment  Agreement,  dated January 31, 1992 between  Thomas P.
              Venier and the Partnership.

10.24B(13)    -Amendment to Employment Agreement,  dated March 19, 1993, between
              Thomas P. Venier and the Partnership.

10.25(3) -Stipulation and Agreement of Compromise and Settlement, between Willkie Farr & Gallagher, Clapp & Eisenberg and Goodkind, Labaton, Rudoff & Sucharow.

10.26A(10)    -Employment  Agreement,  dated November 2, 1992,  between  Patrick
              Dennehy and the Partnership.

10.26B(15)    -Amendment of Employment  Agreement,  dated May 13, 1993,  between
              Patrick Dennehy and the Partnership.

10.27(15)     -Services Agreement.

10.28-10.29   -Intentionally omitted.

10.30(15)     -Employment  Agreement,  dated October 4, 1993,  between  Nicholas
              Niglio and the Partnership.

10.31(11)     -Employment  Agreement,  dated January 3, 1994,  between Robert E.
              Schaffhauser and the Partnership.

10.32(11)     -Employment Agreement dated December 20, 1993, between Patricia M.
              Wild and the Partnership

10.33(11)     -Amendment  of  Employment  Agreement,  dated  December  30, 1993, between Thomas Venier and the Partnership.

10.34(11)     -Amended and Restated Credit  Agreement,  dated as of December 28,
              1993, among Midlantic, the Partnership and Funding.

10.35(11)     -Amendment  No. 1 to Amended and  Restated  Indenture of Mortgage,
              between the Partnership, as Mortgagor and Midlantic, as Mortgagee.

10.36(11)     -Amended   and  Restated   Indenture  of  Mortgage,   between  the
              Partnership, as Mortgagor and Midlantic, as Mortgagee, dated as of May 29, 1992.

10.37(11)     -Amendment No. 1 to Amended and Restated  Assignment of Leases and
              Rents, between the Partnership, as assignor, and Midlantic, as assignee.

10.38(11)     -Amended and Restated Assignment of Leases and Rents,  between the
              Partnership, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.39(11)     -Amendment  No. 1 to Amended and Restated  Assignment of Operating
              Assets, between the Partnership, as assignor and Midlantic, as assignee.

10.40(11)     -Amended and Restated Assignment of Operating Assets,  between the
              Partnership, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.41(11)     -Intercreditor  Agreement, by and among Midlantic, the Senior Note
              Trustee, the Mortgage Note Trustee, the PIK Note Trustee, Funding and the Partnership.

- --------------
(1)      Incorporated herein by reference to the identically numbered Exhibit to
         Funding's   Registration   Statement  on  Form  S-4,  Registration  No.
         33-41759, declared effective on January 23, 1992.

(2) Incorporated herein by reference to the Exhibit to Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(3) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended December 31, 1991.

(4) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended December 31, 1987.

(5) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended December 31, 1986.

(6) Incorporated herein by reference to Exhibit 10.12 to Funding's Annual Report on Form 10-K for the year ended December 31, 1989.

(7) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended December 31, 1990.

(8)      Incorporated   herein  by   reference  to  Exhibit  10.2  to  Funding's
         Registration Statement on Form S-1, Registration No. 2-99088, declared effective on September 20, 1985.

(9)      Incorporated   herein  by   reference   to  the  Exhibit  to  Funding's
         Registration Statement on Form S-1, Registration No. 33-14907, declared effective on July 21, 1987.

(10) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended December 31, 1992.

(11) Incorporated herein by reference to the identically numbered Exhibit to Funding's Registration Statement on Form S-4, Registration Number 33-52309 filed with the SEC on February 17, 1994.

(12) Incorporated herein by reference to the Exhibit to TC/GP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(13) Incorporated herein by reference to the Exhibit to Funding's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(14) Incorporated herein by reference to the Exhibit to Amendment No. 5 to the Schedule 13E-3 of TC/GP and the Partnership, File No. 5-36825, filed with the SEC on January 11, 1994.

(15) Incorporated herein by reference to the Exhibit to Funding's and the Partnership's Registration Statement on Form S-4, Registration No. 33-68038.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets of Trump's Castle
    Associates and Subsidiary as of December 31,
    1993 and 1992                                                            F-2

Consolidated Statements of Operations of Trump's
    Castle Associates and Subsidiary for the years
    ended December 31, 1993, 1992 and 1991                                   F-3

Consolidated Statements of Capital (Deficit) of
    Trump's Castle Associates for the years ended
    December 31, 1993, 1992 and 1991                                         F-4

Consolidated Statements of Cash Flows of Trump's
    Castle Associates and Subsidiary for the years
    ended December 31, 1993, 1992 and 1991                                   F-5

Notes to Consolidated Financial Statements of
    Trump's Castle Associates and Subsidiary                                 F-6


Schedule

    II                 Amounts Receivable from Related Parties,
                           Underwriters, Promoters, and Employees
                           Other Than Related Parties for the years
                           ended December 31, 1993, 1992 and 1991                                         F-19

    V                  Property and Equipment for the years ended
                           December 31, 1993, 1992 and 1991                                               F-20

    VI                 Accumulated  Depreciation of Property and Equipment for
                         the years ended December 31, 1993, 1992 and 1991                                 F-21

    VIII               Valuation and Qualifying Accounts for the
                           years ended December 31, 1993, 1992 and
                           1991                                                                           F-22

    IX                 Short-Term Borrowings for the years ended
                           December 31, 1993, 1992 and 1991                                               F-23





    X                      Supplementary  Income  Statement  Information for the
                           years ended December 31, 1993,
                           1992 and 1991                                                                  F-24


                 Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the combined financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Trump's Castle Associates
  and Subsidiary:


We have audited the accompanying consolidated balance sheets of Trump's Castle Associates (a New Jersey general partnership) and Subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates and Subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             Arthur Andersen & Co.

Roseland, New Jersey
February 11, 1994

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1994.


                                     TRUMP'S CASTLE FUNDING, INC.


                                     By: /s/Donald J. Trump
                                     ----------------------------
                                         By: Donald J. Trump
                                         Title: President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


           Signature                    Title                    Date


TRUMP'S CASTLE FUNDING, INC.


By:/s/Donald J. Trump         Chairman of the Board, President,   March 30, 1994
- ---------------------         Chief Executive Officer (Principal
   Donald J. Trump            Executive Officer), Treasurer
                              (Principal  Financial  Officer) and
                              sole Director of the Registrant.



By:/s/Robert E. Schaffhauser  Assistant Treasurer of the          March 30, 1994
- ----------------------------  Registrant (Principal Accounting
   Robert E. Schaffhauser     Officer)

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1993 AND 1992


                  ASSETS                               1993                 1992
                  ------                               ----                 ----

CURRENT ASSETS:
     Cash and cash equivalents (Note 3)           $  20,439,000        $  23,610,000
     Trade receivable, less allowance for
        doubtful accounts of $1,928,000 and
        $2,721,000 respectively                       7,316,000            4,841,000
     Accounts receivable, other                       2,338,000            1,980,000
     Due from affiliates, net  (Note 6)                 615,000              742,000
     Inventories  (Note 3)                            2,315,000            2,160,000
     Prepaid expenses and other current assets        3,515,000            2,929,000
                                                  -------------        -------------

                Total current assets                 36,538,000           36,262,000
                                                  -------------        -------------

PROPERTY AND EQUIPMENT (Notes 3,4, and 5):
     Land and land improvements                      62,177,000           62,117,000
     Buildings and building improvements            324,636,000          321,345,000
     Furniture, fixtures and equipment              103,446,000           97,194,000
     Construction in progress                         3,194,000            2,401,000
                                                  -------------        -------------

                                                    493,453,000          483,057,000
     Less - Accumulated depreciation                159,099,000          142,674,000
                                                  -------------        -------------

                                                    334,354,000          340,383,000
                                                  -------------        -------------
OTHER ASSETS                                          5,043,000            2,996,000
                                                  -------------        -------------


               Total assets                        $375,935,000         $379,641,000
                                                   ============         ============


        LIABILITIES AND CAPITAL (DEFICIT)                1993               1992
        ---------------------------------                ----               ----

CURRENT LIABILITIES:
   Trade accounts payable                             2,354,000           4,484,000
   Accrued payroll                                    8,842,000           7,598,000
   Accrued interest payable  (Note 2)                   234,000          11,713,000
   Unredeemed chip liability (Note 6)                 4,448,000           3,765,000
   Patron deposits (Note 6)                           3,099,000              67,000
   Other                                             15,486,000          11,770,000
                                                  -------------       -------------

             Total current liabilities               34,463,000          39,397,000


MORTGAGE NOTES, due 2003 (Notes 4 and 10)           202,552,000               -
PIK NOTES, due 2005 (Notes 4 and 10)                 42,242,000               -
MORTGAGE BONDS, due 1998 (Notes 4 and 10)                 -             234,445,000

OTHER BORROWINGS  (Note 5)                           65,000,000          45,000,000
                                                  -------------       -------------

             Total liabilities                      344,257,000         318,842,000
                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES  (Note 7)

PARTNERS' CAPITAL (Notes 2 and 6):
   Contributed Capital                               73,395,000          73,395,000
   Accumulated Deficit                              (41,717,000)        (12,596,000)
                                                  -------------       -------------

            Total patners' capital                   31,678,000          60,799,000
                                                  -------------       -------------

            Total liabilities and capital          $375,935,000        $379,641,000
                                                  =============       =============




          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                     1993                1992                1991
                                                                     ----                ----                ----

REVENUES:
     Gaming  (Note 3)                                            $246,370,000       $242,008,000         $194,760,000
     Rooms                                                         19,647,000         17,785,000           16,599,000
     Food and beverage                                             30,608,000         31,361,000           28,307,000
     Other                                                          8,201,000          8,152,000            8,302,000
                                                                 ------------       ------------         ------------
          Gross Revenues                                          304,826,000        299,306,000          247,968,000

      Less- Promotional allowances  (Note 3)                       31,599,000         30,656,000           27,882,000
                                                                 ------------       ------------         ------------

          Net Revenues                                            273,227,000        268,650,000          220,086,000
                                                                 ------------       ------------         ------------


COSTS AND EXPENSES  (Notes 2, 6 and 7)
     Gaming                                                       148,415,000        149,376,000          119,719,000
     Rooms                                                          3,421,000          3,306,000            3,253,000
     Food and beverage                                             15,970,000         16,502,000           13,236,000
     General and administrative                                    50,044,000         52,939,000           46,337,000
     Depreciation and amortization                                 16,425,000         19,802,000           21,414,000
     Reorganization costs                                               -              5,983,000            4,499,000
     Other                                                         11,086,000         12,715,000           13,988,000
                                                                 ------------       ------------         ------------

                                                                  245,361,000        260,623,000          222,446,000
                                                                 ------------       ------------         ------------


          Income (loss) from operations                            27,866,000          8,027,000           (2,360,000)

INTEREST INCOME                                                       675,000            499,000              505,000

INTEREST EXPENSE, including approximately $9,000,000
    in transaction costs related to the Recapitalization Plan
    in 1993 (Note 2).                                             (56,926,000)       (45,360,000)         (48,344,000)
                                                                 ------------       ------------         ------------

          Loss before extraordinary gain                          (28,385,000)       (36,834,000)         (50,199,000)

EXTRAORDINARY GAIN ON PLAN
    OF REORGANIZATION (Note 2)                                          -            128,187,000               -
                                                                 ------------       ------------         ------------


          Net Income (Loss)                                      ($28,385,000)       $91,353,000         ($50,199,000)
                                                                 ============       ============         ============


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                            Contributed         Accumulated
                                                              Capital             Deficit              Total
                                                             -----------        -----------        -----------
Balance at December 31, 1990                                 $40,070,000       ($53,277,000)      ($13,207,000)

Net loss                                                          -             (50,199,000)       (50,199,000)
                                                             -----------        -----------        -----------

Balance at December 31, 1991                                  40,070,000       (103,476,000)       (63,406,000)

Capital Contribution                                          33,325,000             -              33,325,000
Net income                                                        -              91,353,000         91,353,000
Partnership Distribution                                          -                (473,000)          (473,000)
                                                             -----------        -----------        -----------

Balance at December 31, 1992                                  73,395,000        (12,596,000)        60,799,000

Net loss                                                          -             (28,385,000)       (28,385,000)
Partnership Distribution (Note 6)                                 -                (736,000)          (736,000)
                                                             -----------        -----------        -----------

Balance at December 31, 1993                                 $73,395,000       ($41,717,000)       $31,678,000
                                                             ===========        ===========        ===========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                          1993                 1992                1991
                                                                          ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)income                                                   ($28,385,000)         $91,353,000         ($50,199,000)
     Adjustments to reconcile net (loss)income
       to net cash flows (used in) provided by
       operating activities-
       Noncash charges-
          Extraordinary Gain                                                   -             (128,187,000)               -
          Depreciation and amortization                                   16,425,000           19,802,000           21,414,000
          Accretion of bond discount                                      10,395,000            6,617,000            2,904,000
          Provision for losses on receivables                                755,000            2,290,000            3,387,000
          Amortization of CRDA tax credits                                   115,000              679,000            1,959,000
          Valuation allowance - CRDA investments                             953,000              656,000              137,000
                                                                         -----------         ------------         ------------

                                                                             258,000           (6,790,000)         (20,398,000)

          (Increase) decrease in receivables                              (3,461,000)          (2,057,000)           3,303,000
          (Increase) decrease in inventories                                (155,000)            (309,000)             922,000
          (Increase) decrease in other current assets                       (701,000)             141,000           (1,596,000)
          (Increase) decrease in other assets                                (42,000)           9,368,000              (99,000)
          (Decrease) increase in current liabilities                      (4,980,000)          19,028,000           30,322,000
                                                                         -----------         ------------         ------------

               Net cash flows (used in) provided by
                 operating activities                                     (9,081,000)          19,381,000           12,454,000
                                                                         -----------         ------------         ------------

CASH FLOWS USED BY INVESTING ACTIVITIES:
          Purchases of property and equipment, net                       (10,396,000)          (8,574,000)          (5,117,000)
          Purchase of CRDA investments                                    (2,958,000)          (1,696,000)            (411,000)
                                                                         -----------         ------------         ------------

               Net cash flows used in investing activities               (13,354,000)         (10,270,000)          (5,528,000)
                                                                         -----------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of Senior Notes                                        27,000,000                -                    -
          Repayment of Bank Borrowings                                    (7,000,000)               -                    -
          Distributions to TC\GP,INC.                                       (736,000)            (473,000)               -
                                                                         -----------         ------------         ------------

               Net cash flows provided by (used in)
                 financing activites                                      19,264,000             (473,000)               -
                                                                         -----------         ------------         ------------

               Net (decrease) increase in
                 cash and cash equivalents                                (3,171,000)           8,638,000            6,926,000

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                   23,610,000           14,972,000            8,046,000
                                                                         -----------         ------------         ------------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                        $20,439,000          $23,610,000          $14,972,000
                                                                         ===========         ============         ============



  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and Operations:

     The accompanying consolidated financial statements include those of Trump's Castle Associates, a New Jersey general partnership (the "Partnership") and its wholly-owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation (the "Company"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The Partnership was formed as a limited partnership in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort ("Trump's Castle"). The Partnership converted to a general partnership in February 1992. As a result of a recapitalization involving the Partnership, the Company and TC/GP, Inc. ("TC/GP") in December, 1993 (Note 2), the Partnership is wholly owned by Donald J. Trump, and his wholly owned companies, TC/GP and Trump's Castle Hotel & Casino Inc. ("TCHC"). Donald J. Trump has pledged his direct and indirect ownership interest in the Partnership as collateral under various personal debt agreements.

     The Company was incorporated on May 28, 1985 solely to serve as a financing company to raise funds through the issuance of bonds to the public (Note 4). Since the Company has no business operations, its ability to repay the principal and interest on 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.


(2)  Plan of Reorganization and Subsequent Recapitalization:

     Plan of Reorganization

     On March 9, 1992, the Partnership, the Company, and TCHC filed a voluntary petition for relief under chapter 11, title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and filed a Plan of Reorganization (the "Plan"). The Plan was confirmed by the Bankruptcy Court on May 5, 1992 and the Plan was consummated on May 29, 1992 (the "Effective Date"). Pursuant to the terms of the Plan, the Company's then outstanding bonds (the "Old Bonds") were exchanged for new bonds and common stock of TC/GP (Note 4) and certain modifications were made to the terms of bank borrowings (Note 5) and amounts owed to Donald J. Trump (Note 6). The issuance of the common stock of TC/GP resulted in approximately 50% of the beneficial ownership interest in the Partnership being transferred to the holders of the bonds.

     In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Bonds issued at the time of the reorganization were stated at the present value of amounts to be paid, determined at current interest rates (effective rate of approximately 17.4%). The effective interest rate of these bonds was determined based on the trading price of these bonds for a specific period. Stating the debt at its approximate present value resulted in a reduction in the $322,987,000 initial face amount of these bonds of approximately $96,896,000. This gain will be offset by increased interest costs over the period of the bonds to accrete such bonds to their face value at maturity.

     On the Effective Date, TC/GP received a 49.995% Partnership interest in the Partnership and was admitted as a partner. TC/GP also received a 50% beneficial interest in TCHC, a partner in the Partnership, which held a .01% partnership interest, thereby giving TC/GP a 50% beneficial interest in the Partnership. On the Effective Date the partners executed the Amended and Restated Partnership Agreement (the "Partnership Agreement"), which provided for, among other things, a Board of Partner Representatives (the "Board") to oversee the business and operations of the Partnership. Pursuant to the terms of the Partnership Agreement, Donald J. Trump was appointed the Managing General Partner of the Partnership responsible for its day-to-day operations and appointed four of the seven members of the Board. The remaining members of the Board were appointed by TC/GP through the holders of its Common Stock.

     The  Plan  resulted  in  an  extraordinary   gain  totaling   approximately
$128,187,000,   including   the   $96,896,000   discussed   above,   $18,000,000
representing the forgiveness of bank debt (Note 5), and $22,805,000 representing a discharge of accrued interest and accretion on indebtedness less the write-off of unamortized loan issuance costs of $9,514,000. On the Effective date, 35,447 of additional units were issued in lieu of the Bond Carryforward Amount, as defined and the Effective Date Amount, as defined. Additionally, the Plan resulted in a discharge of related party indebtedness in the approximate amount of $33,325,000 which has been accounted for as a contribution to capital (Note
6).

     Recapitalization

     On December 28, 1993, the Partnership, the Company and TC/GP consummated a Recapitalization Plan whereby each $1,000 of principal of the 9.5% Mortgage Bonds issued as part of the Plan was exchanged for $750 principal amount of the Company's 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes"), $120 principal amount of the Company's Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") and a cash payment of $6.19 plus all accrued and unpaid interest. Those bondholders who did not elect to exchange their bonds received a cash payment of $750 for each $1,000 of principal amount of bonds plus accrued and unpaid interest. In addition, each share of TC/GP common stock was exchanged for $35 principal amount of PIK Notes.

     As a result of the Recapitalization Plan, approximately 96% of the principal amount of the previously issued bonds were exchanged for Mortgage and PIK Notes and the TC/GP common stock was redeemed. Those bonds that were redeemed for cash were purchased at an amount which approximated their net book value at the date of purchase. The net book value of the exchanged bonds has been carried forward and allocated to the Mortgage and PIK Notes in proportion to the principal amount of Notes issued. The difference between the principal amount and net book value of these Notes will be accreted as a charge to interest expense over the life of the Notes using the effective interest method.

     In addition to the Mortgage and PIK Notes, the Company issued $27 million of 11-1/2% Senior Secured Notes, due 2000 (the "Senior Notes"). A portion of the proceeds from the Senior Notes were used to repay the $7 million Grid Note (Note
5).

     Transaction costs related to the Recapitalization Plan of approximately $9,000,000 are included in interest expense. Included in these costs is a $1,500,000 bonus to Donald J. Trump for the services he provided in connection with the recapitalization.

(3)  Accounting Policies:

     Gaming Revenues

     The Partnership records as gross gaming revenues the differences between amounts wagered and amounts won by casino patrons.

     During 1992, certain Progressive Slot Jackpot Programs were discontinued which resulted in $1,767,000 of related accruals being taken into income.

     Promotional Allowances

     Gross revenues include the retail value of the complimentary food, beverage and hotel services furnished to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The cost of such complimentaries have been included as casino expenses in the accompanying consolidated statements of operations. The cost of complimentaries allocated from rooms, food and beverage departments to the casino department during the years ended December 31, 1993, 1992 and 1991 are as follows:

                       1993           1992           1991
                   -----------    -----------    -----------
Rooms              $ 5,834,000    $ 5,390,000    $ 4,304,000
Food and Beverage   17,332,000     17,351,000     13,694,000
Other                2,073,000      1,954,000      1,360,000
                   -----------    -----------    -----------
                   $25,239,000    $24,695,000    $19,358,000
                   ===========    ===========    ===========

     Income taxes

     The accompanying consolidated financial statements do not include a provision for Federal income taxes of the Partnership, since any income or losses allocated to the partners are reportable for Federal income tax purposes by the Partners.

     Under the Casino Control Act (the "Act") and the regulations promulgated thereunder, the Partnership and the Company are required to file a consolidated New Jersey corporation business tax return. However, no provision for State income taxes has been reflected in the accompanying consolidated financial statements, since the Partnership has experienced cumulative net operating losses.

     As of December 31, 1993, the Partnership had New Jersey State net operating losses of approximately $144,000,000, which are available to offset taxable income through 2000.

     Inventories

     Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out basis) or market.

     Property and equipment

     Property and equipment is recorded at cost and is depreciated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture, fixtures and equipment and buildings are from three to eight years and forty years, respectively.

     Statements of cash flows

     For purposes of the statements of cash flows, the Company and the Partnership consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     The following supplemental disclosures are made to the statements of cash flows:


                                  1993        1992        1991
                              ----------- ----------- -----------

Cash paid during the
year for interest
(net of amounts
capitalized)                  $44,857,000  $8,172,000  $7,902,000
                              ===========  ==========  ==========


(4)  Mortgage Bonds and Notes:

     Upon consummation of the Plan on May 29, 1992, each $1,000 principal amount of the Company's then outstanding Series A-1 Bonds or $1,000 accreted amount as of December 15, 1990 of Series A-2 Bonds were exchanged for $1,000 in principal amount of the Company's 9.50% Bonds (the "Bonds"), together with one share of the Common Stock of TC/GP and certain other payments. The New Bonds and Common Stock traded together as a unit (the "Unit") and could not be transferred separately, except upon the occurrence of certain events.

     The Bonds had a scheduled maturity of August 15, 1998 and bore interest at 9.50% per annum from the date of issuance, payable semi-annually on each February 15 and August 15, commencing August 15, 1992. The Company was required to pay interest in cash to the holders of the Bonds outstanding on the immediately preceding August 1 or February 1 at varying rates per annum (the "Mandatory Cash Amounts") as follows:

                                            Mandatory
                                            Cash Rate
Interest Payment Date                      (Per Annum)
- ---------------------                      -----------
August 15, 1992                               5.00%
February 15, 1993                             6.00%
August 15, 1993                               7.00%
February 15, 1994                             8.00%
August 15, 1994 and thereafter                9.50%

     For interest payment dates on or before February 15, 1994, the difference between interest calculated at the rate of 9.50% per annum and the Mandatory Cash Amount (the "Additional Amount") was required to be payable to holders of the Bonds in cash to the extent that Excess Available Cash, as defined, of the Partnership was available for such purpose and in additional Units to the extent that Excess Available Cash was less than the Additional Amount, as defined. Through August 15, 1993, interest was paid to the bondholders at the mandatory cash rate, with the balance paid in additional units.

     As discussed in Note 2, On December 28, 1993 all of the outstanding Mortgage Bonds and TC/GP Common stock were either redeemed or exchanged for
Mortgage and PIK Notes. The Mortgage Notes bear interest, payable in cash, semi-annually, commencing May 15, 1994 at 11-3/4% and mature on November 15, 2003. As discussed in Note 2, Recapitalization, the net book value of the exchanged bonds has been carried forward and allocated to the Mortgage and PIK Notes in proportion to the principal amount of Notes issued. Accordingly, as of December 31, 1993, the Mortgage and PIK Notes outstanding are reflected on the balance sheet net of unamortized discount of $39,589,000 and $8,257,000 respectively. In the event the PIK Notes are redeemed prior to November 15, 1998, the interest rate on the Mortgage Notes will be reduced to 11-1/2%. The Mortgage Notes may be redeemed at the Company's option at a specified percentage of the principal amount commencing in 1998.

     The PIK Notes bear interest, payable at the Company's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually commencing May 15, 1994 at the rate of 7% through September 30, 1994 and 13-7/8% through November 15, 2003. Thereafter interest on these Notes is payable in cash, semi-annually at the rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at the Company's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership.

     The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions of Partnership capital, investments and other business activities.

     The Mortgage Notes are secured by a promissory note of the Partnership to the Company (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump's Castle and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by the Company to the Trustee to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed (the "Guaranty") the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump's Castle. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness described in
Note 5 (the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

     The PIK Notes are secured by a subordinated promissory note of the Partnership to the Company (the "Subordinated Partnership Note"), which has been assigned to the Trustee for the PIK Notes, and the Partnership has issued a subordinated guaranty (the "Subordinated Guaranty") of the PIK Notes. The Subordinated Partnership Note and the Subordinated Guaranty are expressly subordinated to the Senior Indebtedness, the Partnership Note and the Guaranty.


(5)  Other Borrowings:

     Bank Borrowings

     In February 1988, the Company and the Partnership entered into a $50,000,000 revolving credit facility with Midlantic National Bank ("Midlantic") which was later converted to a term loan in August 1990 ("Term Loan"). In addition, in June 1990, the Partnership borrowed $13,000,000 from Midlantic under an unsecured line of credit pursuant to a grid note ("Grid Note"). Pursuant to the Plan, the terms of both of these loans were modified.

     The principal amount of the amended Term Loan (the "Amended Term Loan") was reduced to $38,000,000. The Amended Term Loan has an initial maturity of three years from the Effective Date and bears interest at 9% per annum over such period. In accordance with its terms, the Partnership has the option, subject to certain conditions, to extend the Amended Term Loan an additional five years. Upon such an extension, the interest rate on such loan will adjust to a market rate, but not less than a minimum rate of 9%. The Amended Term Loan is secured by a mortgage lien on Trump's Castle that is prior to the lien securing the Mortgage Notes (Note 4) and the Senior Notes described below.

     The amended Grid Note (the "Amended Grid Note") bore interest at 8.5% and the outstanding principal amount was reduced to $7,000,000 payable on demand. On December 28, 1993, the Amended Grid Note was paid in full.

     Senior Notes

     On December 28, 1993, the Company issued 11-1/2% Senior Secured Notes, due 2000. Similar to the Mortgage Notes, the Senior Notes are secured by an assignment  of a promissory  note of the  Partnership  (the "Senior  Partnership
Note")  which  is  in  turn  secured  by  a  mortgage  on  Trump's   Castle  and
substantially all of the other assets of the Partnership. In addition, the Partnership has guaranteed (the "Senior Guaranty") the payment of the Senior Notes, which Senior Guaranty is secured by a mortgage on Trump's Castle. The Senior Partnership Note is subordinated to the Amended Term Loan described above.

     Interest on the Senior Notes is payable semiannually commencing May 15, 1994 at the rate of 11-1/2%; however in the event that the PIK Notes are redeemed prior to November 15, 1998, the interest rate will be reduced to 11-1/4%. The Senior Notes are subject to a required partial redemption commencing on June 1, 1998 at 100% of the principal amount.

(6)  Related Party Transactions:

     Trump Priority Interest

     During 1990, the Partnership borrowed $28,265,000 from Donald J. Trump, one of its general partners, which included $9,889,000 of Series A-1 Bonds (face value $12,480,000), the proceeds of which were used to partially satisfy the June 1990 interest and sinking fund requirements of the Old Bonds. Pursuant to the Plan, the above obligations and related accrued interest of $5,060,000 were canceled and contributed to capital and Donald J. Trump received in exchange therefor a priority interest in the Partnership (the "Trump Priority Interest"). The Trump Priority Interest was initially $15,000,000 and pursuant to the terms of the Partnership Agreement, the Partnership was required to pay a priority return thereon semi-annually at a rate per annum of up to 9.50%. Pursuant to the terms of the Recapitalization Plan, the Partnership Agreement was amended to provide, among other things, that Trump will be entitled to receive a priority distribution equal to the Trump Priority Interest upon liquidation and to eliminate the priority return. For the year ended December 31, 1993 and 1992, no amounts were paid as priority return on capital.

     Trump Management Fee

     The Partnership had a management agreement with Trump's Castle Management Corp. ("TCMC"), a corporation wholly owned by Donald J. Trump (the "Management Agreement"). The Management Agreement provided that the day-to-day operation of Trump's Castle and all ancillary properties and businesses of the Partnership was to be under the exclusive management and supervision of TCMC.

     Pursuant to the Management Agreement, the Partnership was required to pay an annual fee in the amount of $1,500,000 to TCMC for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, TCMC, beginning with the fiscal year ended December 31, 1994, was to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year. During the years ended 1993 and 1992, the Partnership incurred fees and expenses of $1,647,000 and 888,000 respectively, under the Management Agreement.

     As a result of the Recapitalization Plan described in Note 2, on December 28, 1993, the Partnership terminated the Management Agreement with TCMC and entered into a Services Agreement with TC/GP. Pursuant to the terms of the services agreement, TC/GP is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of the Partnership, including such other services as the Managing Partner may reasonably request.

     In consideration for the services to be rendered, the Partnership will pay TC/GP an annual fee on the same basis as that of the previous Management Agreement, discussed above. The Services Agreement expires on December 31, 2005.

     Fred Trump Gaming Chip Liability

     In December 1990, Fred Trump, the father of Donald J. Trump, placed $3,500,000 in cash on deposit with the Partnership's casino cage, which was recorded by the Partnership as a gaming patron deposit. Counter checks totaling $3,500,000 were issued against the deposit, for which Fred Trump received gaming chips valued at $3,500,000. On October 8, 1992, in accordance with the indenture, Fred Trump redeemed $1,000,000 in gaming chips for cash. In December 1993, Fred Trump redeemed $1,000,000 in gaming chips and placed the same amount on deposit in the casino cage. This amount was included in Patrons Deposits as of December 31, 1993 and was subsequently redeemed on January 6, 1994. The remaining liability may be redeemed at any time provided there shall exist no Event of Default, the Partnership shall have achieved EBITDA for any period of four consecutive fiscal quarters in an amount not less than $45,000,000 and or if approved by a unanimous vote of the Board of Partner Representatives with the unanimous consent of the Noteholder Representatives. The remaining gaming chip liability to Fred Trump of $1,500,000 is included in unredeemed chip liability as of December 31, 1993.

     Due from Affiliates

     Amounts due from affiliates were $615,000 and $742,000 as of December 31, 1993 and 1992, respectively. The Partnership has engaged in some limited intercompany transactions with Trump's Plaza Associates (TPA), Trump Taj Mahal Associates, (TTMA), Plaza Operating Partners, Ltd. (Plaza Hotel --the partnership which operates The Plaza Hotel in New York City) and the Trump Organization (TO). TPA, TTMA, Plaza Hotel and TO are affiliates of Donald J. Trump. These transactions include certain shared payroll costs as well as complimentary services offered to customers, for which the Partnership makes initial payments and is then reimbursed by the affiliates.

     During 1993, the Partnership incurred expenses of approximately $1,332,000 in corporate salaries and $952,000 of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $2,004,000 for services rendered and had $407,000 of deductions for similar costs incurred by these related entities on behalf of the Partnership.

     During 1992, the Partnership incurred expenses of approximately $1,240,000 in corporate salaries and $513,000 of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $1,372,000 for services rendered and had $202,000 of deductions for similar costs incurred by these related entities on behalf of the Partnership.

     During 1991, the Partnership incurred expenses of approximately $898,000 in corporate salaries, $1,294,000 in fleet maintenance/limousine services and $623,000 of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $2,721,000 for services rendered and had $642,000 of deductions for similar costs incurred by these related entities on behalf of the Partnership.

     Partnership Distribution

     Under the terms of the Partnership Agreement, the Partnership was required to pay all costs incurred by TC/GP. For the year ended December 31, 1993 and for the period from May 29, 1992 through December 31, 1992, the Partnership paid $736,000 and $473,000, respectively of expenses on behalf of TC/GP, which has been reflected as a partnership distribution.

(7) Commitments and Contingencies:

     Casino License Renewal

     The Partnership is subject to regulation and licensing by the New Jersey Casino Control Commission (the "CCC"). The Partnership's casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership and can be revoked at any time. Due to the uncertainty of any license renewal application, there can be no assurance that the license will be renewed. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership's financial condition or for any other reason, the Casino Control Act ("the Act") provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     The CCC renewed the casino license of the Partnership through May 31, 1995 subject to certain continuing reporting and compliance conditions.

     Employment Agreements

     The Partnership has entered into employment agreements with certain key employees which expire at various dates through January 16, 1997. Total minimum commitments on these agreements at December 31, 1993 were approximately $6,507,000.

     Legal Proceedings

     The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

     Casino Reinvestment Development Authority Obligations

     Pursuant to the provisions of the Act, the Partnership, commencing twelve months after the date of opening of Trump's Castle in June 1985 and continuing for a period of twenty-five years thereafter, must either obtain investment tax credits (as defined in the Act), in an amount equivalent to 1.25% of its gross casino revenues (as defined in the Act) or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

     In April 1990, the Partnership modified its agreement with the CRDA under which it was required to purchase CRDA bonds to satisfy the investment alternative tax. Under the terms of the agreement, the Partnership donated

$9,589,000 in deposits previously made to the CRDA for the purchase of CRDA bonds through December 31, 1989 in exchange for satisfaction of an equivalent amount of its prior bond purchase commitments, as well as receiving future tax credits to be used to satisfy substantial portions of the Partnership's future investment alternative tax obligations over the following four to six quarters. As a result of this agreement, the Partnership charged $1,588,000 to operations in 1990 to reduce deposits previously made to the amount of the future tax credits received.

     For the years ended December 31, 1993, 1992, and 1991, the Partnership charged to operations, $115,000, $679,000 and $1,959,000, respectively, which represents amortization of a portion of the tax credits discussed above. In addition, for the years ended December 31, 1993, 1992, and 1991, the Partnership charged to operations $953,000, $656,000 and $137,000, respectively, to give effect to the below market interest rates associated with purchased CRDA bonds.


(8) Employee Benefits Plans:

     The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 4% of the employee's earnings. The Partnership recorded charges of approximately $846,000, $764,000 and $343,000 for matching contributions for the years ended December 31, 1993, 1992 and 1991, respectively.

     The Partnership makes payments to various trusteed pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 1993, 1992 and 1991 were $407,000, $397,000 and $308,000, respectively.

     The Partnership provides no other material post employment benefits.


(9) Financial Information of the Company:

     Financial information relating to the Company as of and for the years ended December 31, 1993 and 1992 is as follows:

                                    1993                  1992
                                    ----                  ----

Total Assets (including         $319,876,000          $337,771,000
Mortgage Notes Receivable       ============          ============
Of $242,141,000, PIK
Notes Receivable of
$50,499,000 and Senior
Notes Receivable of
$27,000,000 in 1993 and
Mortgage Bonds Receivable
of $326,056,000 in 1992.)

Total Liabilities and           $319,876,000          $337,771,000
Capital (including              ============          ============
Mortgage Notes payable of
$242,141,000, PIK Notes
payable of $50,499,000
and Senior Notes Payable
of $27,000,000 in 1993 and
Mortgage Bonds Payable of
$326,056,000 in 1992

Interest Income                 $ 42,008,000          $ 34,866,000

Interest Expense                $ 42,008,000          $ 34,866,000
                                ------------          ------------
Net Income                      $     -               $     -
                                ============          ============


(10)  Fair Value of Financial Instruments

     The carrying amount of the following financial instruments of the Partnership and the Company approximate fair value, as follows: (a) cash and cash equivalents and accrued interest receivables and payables based on the short term nature of the financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates (c) the Senior Notes based on the recently negotiated terms as of December 28, 1993.

     The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices. The fair value of the Mortgage Bonds was based on quoted market prices obtained by the Partnership from its investment advisor.

     The estimated fair values of other financial instruments are as follows:

                                          December 31, 1993
                                    -----------------------------
                                    Carrying Amount    Fair Value
                                    ---------------  -------------
11-3/4% Mortgage Notes............  $  202,552,000   $ 232,456,000
Increasing Rate PIK Notes.......... $   42,242,000   $  42,419,000

                                          December 31, 1992
                                    -----------------------------
                                    Carrying Amount    Fair Value
                                    ---------------  -------------
9-1/2% Mortgage Bonds.............  $ 234,445,000    $ 233,945,000


     There are no quoted market prices for the Partnership Amended Term Loan and a reasonable estimate of its value could not be made without incurring excessive costs.

                                                                     SCHEDULE II
                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

            SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES,

        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                          Balance at
                                                          Beginning                                              Balance at
                 Name of Debtor                           of Period         Additions       Deductions         End of Period
                 --------------                           ----------        ---------       ----------         -------------
YEAR ENDED DECEMBER 31, 1993:
     The Trump Organization                                 $200,000          $51,000         ($26,000)          $225,000
     Trump Plaza Associates                                  336,000        1,168,000       (1,183,000)           321,000
     Trump Taj Mahal Associates
          Partnership                                        206,000        1,065,000       (1,202,000)            69,000
                                                          ----------       ----------       ----------           --------
                                                            $742,000       $2,284,000      ($2,411,000)          $615,000
                                                          ==========       ==========       ==========           ========

YEAR ENDED DECEMBER 31, 1992:
     The Trump Organization                                 $120,000          $93,000         ($13,000)          $200,000
     Trump Plaza Associates                                  349,000        1,009,000       (1,022,000)           336,000
     New York Plaza Hotel                                     24,000            -              (24,000)              -
     Trump Taj Mahal Associates
          Partnership                                         70,000          651,000         (515,000)           206,000
                                                          ----------       ----------       ----------           --------

                                                            $563,000       $1,753,000      ($1,574,000)          $742,000
                                                          ==========       ==========       ==========           ========

YEAR ENDED DECEMBER 31, 1991:
     The Trump Organization                                   $3,000         $120,000          ($3,000)          $120,000
     Trump Plaza Associates                                  481,000        1,121,000       (1,253,000)           349,000
     New York Plaza Hotel                                     89,000            -              (65,000)            24,000
     Trump Taj Mahal Associates
          Partnership                                        538,000        1,574,000       (2,042,000)            70,000
                                                          ----------       ----------       ----------           --------
                                                          $1,111,000       $2,815,000      ($3,363,000)          $563,000
                                                          ==========       ==========       ==========           ========


    All of the above amounts are noninterest bearing and are due on demand.