Form 10-Q
period 1994-03-31
TRUMPS CASTLE FUNDING INC
filed 1994-05-13
CIK 770618

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1994



                      Commission File No. 1-9029


                     TRUMP'S CASTLE FUNDING, INC.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)

            NEW JERSEY                           11-2739203
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

HURON AVENUE & BRIGANTINE BOULEVARD
ATLANTIC CITY, NEW JERSEY                                      08401
______________________________________________________      __________
(Address of principal executive offices)                    (Zip Code)

                             609-441-8679
          __________________________________________________
          Registrant's telephone number, including area code


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   X     No

As of May 13, 1994, there were 200 shares of Trump's Castle Funding, Inc.'s common stock outstanding.

             TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY



                        INDEX TO FORM 10-Q

                                                                       Page
                                                                      Number

PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

          Consolidated Balance Sheets of Trump's Castle
           Associates and Subsidiary as of March 31,
           1994 (unaudited) and December 31, 1993                       3

          Consolidated Statements of Operations of Trump's
           Castle Associates and Subsidiary for the three
           months ended March 31, 1994 and 1993 (unaudited)             4

          Consolidated Statement of Changes in Capital
           of Trump's Castle Associates and Subsidiary for
           the three months ended March 31, 1994 (unaudited)            5

          Consolidated Statements of Cash Flows for Trump's
           Castle Associates and Subsidiary for the three
           months ended March 31, 1994 and 1993 (unaudited)             6

          Note to Consolidated Financial Statements                     7

 Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8

PART II -- OTHER INFORMATION

 Item 1 -- Legal Proceedings                                           11
 Item 2 -- Changes in Securities                                       11
 Item 3 -- Defaults Upon Senior Securities                             11
 Item 4 -- Submission of Matters to Vote of Security Holders           11
 Item 5 -- Other Information                                          11-13
 Item 6 -- Exhibits and Reports on Form 8-K                            13

 Signatures                                                            14

                  TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                              (in thousands)


                                          March 31, 1994  December 31
            ASSETS                          (unaudited)       1993

CURRENT ASSETS:
   Cash and temporary investments           $18,359          $20,439
   Receivables, net                          10,634            9,654
   Due from affiliates, net                   1,054              615
   Inventories                                2,470            2,315
   Other current assets                       3,267            3,515

                Total current assets         35,784           36,538

PROPERTY AND EQUIPMENT, NET                 331,694          334,354

OTHER ASSETS                                  3,431            5,043


               Total assets                $370,909         $375,935



   LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
   Accounts payable and accrued expenses    $26,605          $34,229
   Accrued interest payable                   8,852              234

               Total current liabilities     35,457           34,463

MORTGAGE NOTES, due 2003 net of
   unamortized discount of $39,149
   and $39,589                              202,992          202,552

PIK NOTES, due 2005, net of
  unamortized discount of $8,145 and
  $8,256 and includes $913 of PIK
  interest payable through March 31, 1994    43,266           42,242

OTHER BORROWINGS                             65,000           65,000

               Total liabilities            346,715          344,257

CAPITAL                                      24,194           31,678


               Total liabilities and
               capital                     $370,909         $375,935




          The accompanying note to consolidated financial statements is an integral part of these consolidated balance sheets.

                       TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (unaudited)
                                   (in thousands)


                                                       For the Three Months
                                                          Ended March 31
                                                       1994            1993

REVENUES:
     Gaming                                           $61,782        $56,325
     Rooms                                              3,923          3,812
     Food and beverage                                  6,268          6,788
     Other                                              1,565          1,507

          Gross Revenues                               73,538         68,432

      Less- Promotional allowances                      7,209          6,910

          Net Revenues                                 66,329         61,522


COSTS AND EXPENSES:
     Gaming                                             37,766         36,041
     Rooms                                                 630            761
     Food and beverage                                   2,750          3,759
     General and administrative                         18,277         13,951
     Depreciation and amortization                       3,591          4,660

                                                        63,014         59,172


          Income from operations                         3,315          2,350

INTEREST INCOME                                            147            134

INTEREST EXPENSE                                       (10,946)       (11,230)

          Net Loss                                     ($7,484)       ($8,746)





            The accompanying note to consolidated financial statements is an integral part of these consolidated statements.

                     TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 1994

                                  (unaudited)
                                (in thousands)







                                          Partners'   Partners'
                                           Capital     Deficit      Total


Balance at December 31, 1993                73,395     (41,717)     31,678

Net loss                                        -       (7,484)     (7,484)

Balance at March 31, 1994                  $73,395    ($49,201)    $24,194








          The accompanying note to consolidated financial statements is an integral part of these consolidated statements.

                      TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (unaudited)
                                   (in thousands)


                                                          For The Three Months
                                                             Ended March 31
                                                           1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 ($7,484)     ($8,746)
     Adjustments to reconcile net profit (loss) to net
     cash flows provided by (used in) operating activities
       Noncash charges-
          Depreciation and amortization                    3,591        4,660
          Accretion of bond discount                         551        2,433
          Provision for losses on receivables              2,388          306
          Valuation adjustment of CRDA investments           291          264

                                                            (663)      (1,083)

          (Increase) decrease in receivables, net         (3,807)         963
          (Increase) decrease in inventories                (155)         127
          Decrease in other current assets                   183        1,132
          Decrease in other assets                         2,089          315
          Increase (decrease) in current liabilities       1,907       (2,116)

               Net cash flows used in operating activities ($446)       ($662)


CASH FLOWS USED IN INVESTING ACTIVITIES:
          Purchases of property and equipment, net         ($931)     ($3,683)
          Purchase of CRDA investments                      (703)        (654)

               Net cash flows used in investing
                activities                                (1,634)      (4,337)

CASH FLOWS USED IN FINANCING ACTIVITIES:
          Distributions to TC\GP, INC.                                   (179)

               Net decrease in cash and cash
                 equivalents                              (2,080)      (5,178)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                 20,439       23,610

CASH AND CASH EQUIVALENTS
    AT MARCH 31                                          $18,359      $18,432

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                 $857      $10,786




            The accompanying note to consolidated financial statements is an integral part of these consolidated statements.

                      TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                     NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


(1)  Note to Trump's Castle's 10-Q

     The accompanying consolidated financial statements include those of Trump's Castle Associates, a New Jersey general partnership (the "Partnership") and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey Corporation (the "Company"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The accompanying consolidated financial statements have been prepared by the Partnership without audit. In the opinion of the Partnership, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

     The accompanying financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1993 filed with the Securities and Exchange
Commission.

     The results of operations for the three month period ended
March 31, 1994 are not necessarily indicative of the operating results to be attained for any other period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATION.


Results of Operations for the Three Month Period
Ended March 31, 1994 and March 31, 1993.

     The Partnership's net revenues (gross revenues less promotional expenses) for the three months ended March 31, 1994 and 1993 totaled approximately $66.3 million and $61.5 million, respectively, representing a $4.8 million (7.8%) increase. Gaming revenues were approximately $61.8 million for the three months ended March 31, 1994 and $56.3 million for the comparable period in 1993.

     Gaming revenue is comprised of table game win and slot machine win. For the three months ended March 31, 1994 and 1993, table game win at Trump's Castle approximated $22.9 million and $17.0 million, respectively. During these periods, dollars wagered on table games totalled approximately $111.2 million with a win percentage of 20.1% in 1994 and $116.7 million with a win percentage of 14.6% in 1993. In late 1993, Trump's Castle commenced a shift in marketing strategy which included the attraction of international table game patrons. On January 1, 1994 Trump's Castle won in excess of $6.0 million from four such patrons (See below).

     For the three months ended March 31, 1994 and 1993, table game credit extended to customers was approximately 31.0% and 26.3% of overall table play, respectively.

     For the three months ended March 31, 1994 and 1993, slot win at Trump's Castle approximated $38.9 million and $39.3 million, respectively. Dollars wagered on slot machines totaled approximately $427.6 million and $420.2 million for the three months ended March 31, 1994 and 1993, respectively, with a win percentage of 9.1% in 1994 and 9.4% in 1993, respectively.

     In the aggregate, nongaming revenues at Trump's Castle did not vary significantly for the three months ended March 31, 1994 when compared to the same period in 1993.

     Gaming costs and expenses increased for the three months ended March 31, 1994 by $1.7 million. This increase is due to a $2 million bad debt reserve recorded in the first quarter of 1994, net of a variety of other cost reductions. The $2 million bad debt reserve was recorded against a $4 million receivable relating to the January 1, 1994 gaming loss by four international patrons.

     The decrease in food and beverage operating expenses is primarily attributable to a variety of cost reduction measures and an improvement in the operational efficiency of all food and beverage outlets. In addition, a reduction in food and beverage business volume enabled Trump's Castle to reduce certain variable expenses.

     General and administrative expenses increased approximately $4.3 million for the quarter ended March 31, 1994 as compared to the prior year. The increase was primarily attributable to a $2 million contribution to a marina beautification project and $1.8 million of real estate taxes incurred in the first quarter of 1994. (During the first quarter of 1993, Trump's Castle was the beneficiary of real estate tax credits that virtually eliminated the real estate tax expense for the quarter).

     For the three months ended March 31, 1994, depreciation and amortization decreased $1.1 million over the comparable period in 1993, primarily as a result of the impact of fully depreciated assets.

     Interest expense decreased for the three month period ended
March 31, 1994 by approximately $.3 million as a result of the recapitalization on December 28, 1993.


     Inflation. There was no significant impact on the Partnership's operations as a result of inflation during the three months ended March 31, 1994 and 1993.


     Liquidity and Capital Resources. Upon consummation of the Recapitalization in December 1993 (see Item 5. Other Information), the Partnership had a working capital surplus of $2.1 million including $20.4 million of cash and temporary investments.

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

     Management believes, based upon its current level of operations, that although the Partnership is highly leveraged, it will continue to have the ability to pay interest on its indebtedness and to pay other liabilities with funds from operations for the foreseeable future. However, there can be no assurance to that effect. In the event that circumstances change, the Partnership may seek to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.

                   PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings.

           The Partnership and certain affiliated entities are involved in various legal proceedings. Reference is made to the description contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and in the Company's Quarterly Report on Form 10-Q for the fiscal quarters ended September 30, 1993 and June 30, 1993.


Item 2.    Changes in Securities.

           None


Item 3.    Defaults Upon Senior Securities.

           None


Item 4.    Submission of Matters to Vote of Security
           Holders.

           None


Item 5.    Other Information.

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

In addition, upon consummation of the Recapitalization, the Partnership had outstanding approximately $358 million principal amount of indebtedness, including a term loan due to Midlantic National Bank, which had an aggregate principal amount outstanding of $38 million as of December 31, 1993 (the "Midlantic Term Loan").


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

                None

           (b)  The Company filed the following Current Reports on
                Form 8-K:

                None

                             SIGNATURE

               Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRUMP'S CASTLE FUNDING, INC.
                                   (Registrant)



                         By:  /s/ Robert E. Schaffhauser

                               Robert E. Schaffhauser
                               Assistant Treasurer
                               (Duly Authorized Officer and
                               Chief Accounting Officer)


                         Date: May 13, 1994