Form 10-Q
period 1994-06-30
TRUMPS CASTLE FUNDING INC
filed 1994-08-12
CIK 770618

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1994



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

As of August 12, 1994, there were 200 shares of Trump's Castle
Funding, Inc.'s common stock outstanding.

             TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY



                        INDEX TO FORM 10-Q

                                                                       Page
                                                                      Number

PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

          Consolidated Balance Sheets of Trump's Castle
           Associates and Subsidiary as of June 30,
           1994 (unaudited) and December 31, 1993                       3

          Consolidated Statements of Operations of Trump's
           Castle Associates and Subsidiary for the six
           months ended June 30, 1994 and 1993 (unaudited)              4

          Consolidated Statement of Changes in Capital
           of Trump's Castle Associates and Subsidiary for
           the six months ended June 30, 1994 (unaudited)               5

          Consolidated Statements of Cash Flows for Trump's
           Castle Associates and Subsidiary for the six
           months ended June 30, 1994 and 1993 (unaudited)              6


          Notes to Consolidated Financial Statements                   7-8

 Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9-12

PART II -- OTHER INFORMATION

 Item 1 -- Legal Proceedings                                           13
 Item 2 -- Changes in Securities                                       13
 Item 3 -- Defaults Upon Senior Securities                             13
 Item 4 -- Submission of Matters to Vote of Security Holders           13
 Item 5 -- Other Information                                          13-15
 Item 6 -- Exhibits and Reports on Form 8-K                            15

 Signatures                                                            16

               TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                           (in thousands)

                                         June 30, 1994  December 31
            ASSETS                        (unaudited)       1993

CURRENT ASSETS:
   Cash and temporary investments          $10,857        $20,439
   Receivables, net                         10,740          9,654
   Due from affiliates, net                    963            615
   Inventories                               2,135          2,315
   Other current assets                      5,996          3,515

          Total current assets              30,691         36,538

PROPERTY AND EQUIPMENT, NET                331,360        334,354

OTHER ASSETS                                 3,994          5,043


          Total assets                    $366,045       $375,935


   LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
   Accounts payable and accrued expenses   $27,433        $34,229
   Accrued interest payable                  5,536            234

          Total current liabilities         32,969         34,463

MORTGAGE NOTES, due 2003 net
   of unamortized discount of
   $38,694 and $39,589                     203,447        202,552

PIK NOTES, due 2005, net of unamortized
   discount of $8,054 and $8,256 and
   includes $454 of PIK interest payable
   through June 30, 1994                    44,244         42,242

OTHER BORROWINGS                            65,000         65,000

          Total liabilities                345,660        344,257

CAPITAL                                     20,385         31,678


          Total liabilities and capital   $366,045       $375,935


     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (unaudited)
                              (in thousands)


                        For the Three Months       For the Six Months
                            Ended June 30             Ended June 30
                        1994           1993         1994        1993

REVENUES:
  Gaming                 $65,868     $60,387      $127,650   $116,712
  Rooms                    5,143       4,762         9,066      8,574
  Food and beverage        7,721       8,067        13,989     14,855
  Other                    2,496       2,436         4,061      3,943

       Gross Revenues     81,228      75,652       154,766    144,084

  Less - Promotional
         allowance         8,483       7,786        15,692     14,696

       Net Revenues       72,745      67,866       139,074    129,388


COSTS AND EXPENSES:
  Gaming                  40,463      36,853        78,229     72,894
  Rooms                      790         941         1,420      1,702
  Food and beverage        3,674       4,604         6,424      8,363
  General and
    administrative        17,030      15,508        35,307     29,459
  Depreciation and
    amortization           3,743       4,756         7,334      9,416

                          65,700      62,662       128,714    121,834


  Income from operations   7,045       5,204        10,360      7,554

INTEREST INCOME              148         200           295        334

INTEREST EXPENSE         (11,002)    (11,304)      (21,948)   (22,534)


       Net Loss          ($3,809)    ($5,900)     ($11,293)  ($14,646)



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITAL

                  FOR THE SIX MONTHS ENDED JUNE 30, 1994

                              (unaudited)
                            (in thousands)







                                     Partners'   Partners'
                                      Capital     Deficit      Total


Balance at December 31, 1993           73,395     (41,717)     31,678

Net loss                                   -      (11,293)    (11,293)

Balance at June 30, 1994              $73,395    ($53,010)    $20,385








      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (unaudited)
                            (in thousands)
                                                      For The Six Months
                                                        Ended June 30
                                                       1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      ($11,293)    ($14,646)
     Adjustments to reconcile net profit (loss)
      to net cash flows provided by (used in)
      operating activities
      Noncash charges-
       Depreciation and amortization                  7,334        9,416
       Accretion of bond discount                     1,097        4,973
       Provision for losses on receivables            3,723          595
       Valuation adjustment of CRDA investments         615          529

                                                      1,476          867

      (Increase) decrease in receivables, net        (5,157)         158
       Decrease in inventories                          180          164
       Increase in other current assets              (2,610)      (1,122)
       Decrease (increase) in other assets            2,022           (1)
       Increase in current liabilities                  306        7,297

         Net cash flows used in operating
                activities                          ($3,783)      $7,363

CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchases of property and equipment, net     ($4,340)     ($6,754)
       Purchase of CRDA investments                  (1,459)      (1,384)

         Net cash flows used in investing
                activities                           (5,799)      (8,138)

CASH FLOWS USED IN FINANCING ACTIVITIES:
          Distributions to TC\GP, INC.                    0         (317)

         Net decrease in cash and cash
                equivalents                          (9,582)      (1,092)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                            20,439       23,610

CASH AND CASH EQUIVALENTS
    AT JUNE 30                                      $10,857      $22,518

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                         $13,750      $11,810


      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (unaudited)


(1)  Organization and Operations

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

     The results of operations for the three month and six month periods ended June 30, 1994 are not necessarily indicative of the operating results to be attained for any other period.

(2)  PIK Notes

     On May 15, 1994, the first interest payment on the Increasing Rate Subordinated Pay-In-Kind Notes due 2005 (the "PIK Notes") came due. The amount of interest due totaled approximately $1,345,000. In accordance with the indentures, the Partnership issued additional notes in lieu of a cash payment as satisfaction of the amount due.

(3)  Fred Trump Gaming Chip Liability

     In December 1990, Fred Trump, the father of Donald J. Trump, placed $3,500,000 in cash on deposit with the Partnership's casino cage, which was recorded by the Partnership as a gaming patron deposit. Counter checks totaling $3,500,000 were issued against the deposit, for which Fred Trump received gaming chips valued at $3,500,000. On October 8, 1992, in accordance with the terms of the company's outstanding indebtedness, Fred Trump redeemed $1,000,000 in gaming chips for cash. In December 1993, Fred Trump redeemed $1,000,000 in gaming chips and placed the same amount on deposit in the casino cage. This amount was included in Patrons Deposits as of December 31, 1993 and was subsequently redeemed on January 6, 1994. On May 19, 1994 in accordance with the indentures, Fred Trump redeemed $1,475,000 in gaming chips for cash. The remaining gaming chip liability to Fred Trump of $25,000 is included in the unredeemed chip liability as of June 30, 1994.

(4)   Financial Information of the Company

     Financial information relating to the Company is as follows (in thousands):

                                       June 30,       December 31,
                                         1994             1993

Total assets (including Mortgage
  Notes Receivable of $242,141 at
  June 30, 1994 and December 31,
  1993, PIK Notes Receivable of
  $51,844 and $50,499 at June 30,
  1994 and December 31, 1993,
  respectively and Senior Notes
  Receivable of $27,000 at June
  30, 1994 and December 31, 1993.)     $326,523         $319,876


Total Liabilities and Capital
 (including Mortgage Notes
 Payable of $242,141 at June 30,
 1994 and December 31, 1993, PIK
 Notes Payable of $51,844 and
 $50,499 at June 30, 1994 and
 December 31, 1993 respectively
 and Senior Notes Payable of
 $27,000 at June 30, 1994 and
 December 31, 1993.)                   $326,523         $319,876



Interest Income and Interest Expense for the six month periods ending June 30, 1994 and June 30, 1993 was $20,217 and $20,664.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.


Results of Operations for the Three Month Period
Ended June 30, 1994 and June 30, 1993.

     The Partnership's net revenues (gross revenues less promotional expenses) for the three months ended June 30, 1994 and 1993 totaled approximately $72.7 million and $67.9 million, respectively, representing a $4.9 million (7.2%) increase. Gaming revenues were approximately $65.9 million for the three months ended June 30, 1994 and $60.4 million for the comparable period in 1993.

     Gaming revenue is comprised of table game win and slot machine win. For the three months ended June 30, 1994 and 1993, table game win at Trump's Castle approximated $19.4 million and $17.4 million, respectively. During these periods, dollars wagered on table games totalled approximately $114.1 million with a win percentage of 16.5% in 1994 and $119.8 million with a win percentage of 14.5% in 1993.

     For the three months ended June 30, 1994 and 1993, table game credit extended to customers was approximately 29.8% and 28.0% of overall table play, respectively.

     For the three months ended June 30, 1994 and 1993, slot win at Trump's Castle approximated $46.5 million and $43.0 million, respectively. Dollars wagered on slot machines totaled approximately $508.5 million and $465.2 million for the three months ended June 30, 1994 and 1993, respectively, with a win percentage of 9.1% in 1994 and 9.2% in 1993, respectively.

     In the aggregate, nongaming revenues at Trump's Castle did not vary significantly for the three months ended June 30, 1994 when compared to the same period in 1993.

     Gaming costs and expenses for the three months ended June 30, 1994 and June 30 1993 varied in direct proportion to the increase in gaming revenue.

     The decrease in rooms and food and beverage operating expenses is primarily attributable to a variety of cost reduction measures and an improvement in operational efficiency.

     General and administrative expenses increased approximately $1.5 million for the quarter ended June 30, 1994 as compared to the prior year. The increase was primarily attributable to an increase in spending for advertising and new business development.

     For the three months ended June 30, 1994, depreciation and amortization decreased $1.0 million over the comparable period in 1993, primarily as a result of the impact of fully depreciated assets.

     Interest expense decreased for the three month period ended
June 30, 1994 over the comparable period in 1993 by approximately
$0.3 million as a result of the recapitalization on December 28, 1993.


Results of Operations for the Six Month Period
Ended June 30, 1994 and June 30, 1993.

     The Partnership's net revenues (gross revenues less promotional expenses) for the six months ended June 30, 1994 and 1993 totaled approximately $139.1 million and $129.4 million, respectively, representing a $9.7 million (7.5%) increase. Gaming revenues were approximately $127.7 million for the six months ended June 30, 1994 and $116.7 million for the comparable period in 1993.

     Gaming revenue is comprised of table game win and slot machine win. For the six months ended June 30, 1994 and 1993, table game win at Trump's Castle approximated $42.3 million and $34.4 million, respectively. During these periods, dollars wagered on table games totalled approximately $225.3 million with a win percentage of 18.8% in 1994 and $236.5 million with a win percentage of 14.6% in 1993. In late 1993, Trump's Castle commenced a shift in marketing strategy which included the attraction of international table game patrons. On January 1, 1994 Trump's Castle won in excess of $6.0 million from four such patrons.

     For the six months ended June 30, 1994 and 1993, table game credit extended to customers was approximately 30.4% and 27.2% of overall table play, respectively.

     For the six months ended June 30, 1994 and 1993, slot win at Trump's Castle approximated $85.3 million and $82.3 million, respectively. Dollars wagered on slot machines totaled approximately $936.0 million and $885.4 million for the six months ended June 30, 1994 and 1993, respectively, with a win percentage of 9.1% in 1994 and 9.3% in 1993, respectively.

     In the aggregate, nongaming revenues at Trump's Castle did not vary significantly for the six months ended June 30, 1994 when compared to the same period in 1993.

     Gaming costs and expenses for the six months ended June 30, 1994 and June 30, 1993 varied in direct proportion to the increase in gaming revenue.

     The decrease in rooms and food and beverage operating expenses is primarily attributable to a variety of cost reduction measures and an improvement in operational efficiency.

     General and administrative expenses increased approximately
$5.8 million for the six months ended June 30, 1994 as compared to the prior year. The increase was primarily attributable to:

     (1) Significantly lower real estate tax expense incurred in the first quarter of 1993 as a result of $1.8 million real estate tax credit.
     (2) The contribution of $2.5 million to a joint project with Harrah's for the beautification of the marina district of Atlantic City in which both casinos operate.
     (3) Increased spending in connection with new business development and facilities maintenance.
     (4)  Certain additional administrative costs.

     For the six months ended June 30, 1994, depreciation and amortization decreased $2.1 million over the comparable period in 1993, primarily as a result of the impact of fully depreciated assets.

     Interest expense decreased for the six month period ended
June 30, 1994 over the comparable period in 1993 by approximately
$0.6 million as a result of the recapitalization on December 28, 1993.

     Inflation. There was no significant impact on the Partnership's operations as a result of inflation during the six months ended June 30, 1994 and 1993.

     Liquidity and Capital Resources. Upon consummation of the Recapitalization in December 1993 (see Item 5. Other Information), the Partnership had a working capital surplus of $2.1 million including $20.4 million of cash and temporary investments.

     The effect of the Recapitalization on the Partnership's capital structure has been to increase the Partnership's weighted average cost of debt from approximately 9.4% to approximately 11.7%. The increase in the weighted average cost of debt capital will be offset, at least initially, by an approximately $23 million decrease in the principal amount of the Partnership's outstanding indebtedness and by a reduction in the cash required to meet the Partnership's debt service obligations in the near future. As a result of the Recapitalization, the Partnership's consolidated indebtedness has been reduced from $381 million to $358 million. The pay-in-kind feature of the PIK Notes could, however, result in an additional $130 million of indebtedness over the next ten years, assuming all accrued interest on the PIK Notes is paid in additional PIK Notes. It is projected that the

Partnership will require approximately $31.4 million in 1994 and $36.1 million in 1995 in operating cash flow to meet its debt service obligations. If necessary, the Partnership may seek to obtain a credit facility of up to $10 million in principal amount to fund any shortfall in cash available to meet debt service obligations.

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

           None


Item 3.    Defaults Upon Senior Securities.

           None


Item 4.    Submission of Matters to Vote of Security
           Holders.

           None


Item 5.    Other Information.

On December 28, 1993, the Partnership and Funding consummated the first step in the Recapitalization, an exchange offer (the "Exchange Offer") pursuant to which each $1,000 principal amount of 9.5% Mortgage Bonds due
1998 (the "Bonds") accepted for exchange was exchanged for $750 principal amount of Funding's 11-3/4% Mortgage
Notes due 2003 (the "Mortgage Notes"), $120 principal amount of Funding's PIK Notes and a cash payment of $6.19, plus accrued interest to the date of exchange.
The 3.8% of Bonds not validly tendered in the Exchange
Offer were defeased, and pursuant to their terms, called for redemption at a price equal to 75% of the principal amount thereof, plus accrued interest to the date of redemption.

On December 28, 1993, Funding issued, through a private placement, $27 million principal amount of its 11-1/2%
Series A Senior Secured Notes due 2000 (the "Series A

Notes").  The net proceeds from the sale of the Series
A Notes were used by the Partnership (i) to fund the redemption of the Bonds not exchanged in the Exchange
Offer and (ii) to repay a portion of the Partnership's outstanding indebtedness. Pursuant to the terms of a Registration Rights Agreement with the purchasers of the Series A Notes, Funding and the Partnership filed a registration statement with the Securities and Exchange
Commission (the "SEC") for the issuance of $27 million principal amount of Funding's 11-1/2% Series B Senior
Secured Notes (the "Series B Notes") in exchange for the $27 million outstanding principal amount of the Series A Notes. The Registration Statement was declared effective in May 1994, and the full
$27,000,000 in principal amount of Series A Notes were exchanged for a like amount of Series B Notes in June
1994. The Series B Notes have terms which are virtually identical to those of the Series A Notes.

On December 30, 1993, the second step in the Recapitalization was consummated, a merger (the
"Merger") of Trump's Castle Holding, Inc. ("Holding"), a Delaware corporation wholly owned by the Partnership, with and into TC/GP. Pursuant to the terms of the Merger, each holder of TC/GP Common Stock, other than those who exercised their statutory appraisal rights, received $35 principal amount of PIK Notes for each share of TC/GP Common Stock. The Partnership, as the holder of all of the outstanding common stock of Holding immediately prior to consummation of the Merger, acquired all of the outstanding common stock of TC/GP as a result of the Merger. Upon consummation of the Merger, the Partnership distributed all of the TC/GP common stock to Donald J. Trump ("Trump"), and the partnership agreement of the Partnership was amended and restated to alter certain governance procedures and to otherwise reflect the Recapitalization.

As a result of the Recapitalization, TC/GP has a 37.5% interest in the Partnership, Trump has a 61.5% interest in the Partnership, Trump's Castle Hotel & Casino, Inc.
("TCHI") has a 1% interest in the Partnership and Trump is the beneficial owner of 100% of the common equity interests in the Partnership (subject to the right of the plaintiffs in certain litigation to be issued warrants for the common stock of TCHI representing the right to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership).

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


                         Date: August 12, 1994