Form 10-Q
period 1994-09-30
TRUMPS CASTLE FUNDING INC
filed 1994-11-15
CIK 770618

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1994


                      Commission File No. 1-9029

                     TRUMP'S CASTLE FUNDING, INC.
                      TRUMP'S CASTLE ASSOCIATES
        ______________________________________________________
        (Exact name of registrant as specified in its charter)

            NEW JERSEY                           11-2739203
            NEW JERSEY                           22-2608486
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

HURON AVENUE & BRIGANTINE BOULEVARD
ATLANTIC CITY, NEW JERSEY                                      08401
______________________________________________________      __________
(Address of principal executive offices)                    (Zip Code)

                             609-441-8679
          __________________________________________________
          Registrant's telephone number, including area code


Indicate by checkmark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes   X     No
    _____     _____

Indicate by checkmark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   X     No
                                                   _____     _____

Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

As of November 15, 1994, there were 200 shares of Trump's Castle
Funding, Inc.'s common stock outstanding.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                            INDEX TO FORM 10-Q

                                                                    Page
                                                                   Number

PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

          Consolidated Balance Sheets of Trump's Castle
           Associates and Subsidiary as of September 30,
           1994 (unaudited) and December 31, 1993                    3

          Consolidated Statements of Operations of Trump's
           Castle Associates and Subsidiary for the three
           and nine months periods ended September 30, 1994
           and 1993 (unaudited)                                      4

          Consolidated Statement of Changes in Capital
           of Trump's Castle Associates and Subsidiary for
           the nine months ended September 30, 1994
           (unaudited)                                               5

          Consolidated Statements of Cash Flows for Trump's
           Castle Associates and Subsidiary for the nine
           months ended September 30, 1994 and 1993
           (unaudited)                                               6


          Notes to Consolidated Financial Statements                7-8

 Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-13

PART II -- OTHER INFORMATION

 Item 1 -- Legal Proceedings                                        14
 Item 2 -- Changes in Securities                                    14
 Item 3 -- Defaults Upon Senior Securities                          14
 Item 4 -- Submission of Matters to Vote of Security Holders        14
 Item 5 -- Other Information                                        14
 Item 6 -- Exhibits and Reports on Form 8-K                         14

 Signatures                                                         15

                TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                        September 30,
                                            1994           December 31,
            ASSETS                       (unaudited)           1993
            ______                      _____________      _____________

CURRENT ASSETS:
  Cash and temporary investments            $23,686          $20,439
  Receivables, net                           10,009            9,654
  Due from affiliates, net                      757              615
  Inventories                                 1,918            2,315
  Other current assets                        7,584            3,515
                                           ________         ________
     Total current assets                    43,954          $36,538

PROPERTY AND EQUIPMENT, NET                 329,895          334,354

OTHER ASSETS                                  1,979            5,043
                                           ________         ________

     Total assets                          $375,828         $375,935
                                           ========         ========
   LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Accounts payable and accrued expenses     $24,485          $34,229
  Accrued interest payable                   11,908              234
                                           ________         ________
     Total current liabilities               36,393           34,463

MORTGAGE NOTES, due 2003 net
    of unamortized discount of
    $38,220 and $39,589                     203,921          202,552

PIK NOTES, due 2005, net of
    unamortized discount of
    $7,986 and $8,256                        43,858           42,242

OTHER LONG TERM LIABILITIES                   3,710                0

OTHER BORROWINGS                             65,000           65,000
                                           ________         ________
     Total liabilities                      352,882          344,257

CAPITAL                                      22,946           31,678
                                           ________         ________

     Total liabilities and capital         $375,828         $375,935
                                           ========         ========

     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                (unaudited)
                               (in thousands)


                        For the Three Months        For the Nine Months
                         Ended September 30         Ended September 30
                         1994           1993        1994           1993

REVENUES:
 Gaming                  $72,594      $70,061      $200,244     $186,773
 Rooms                     6,218        6,694        15,284       15,268
 Food and beverage         8,360        8,693        22,349       23,548
 Other                     3,012        2,709         7,073        6,652
                         _______      _______      ________     ________
  Gross Revenues          90,184       88,157       244,950      232,241
 Less - Promotional
        allowances         9,585        9,796        25,277       24,492
                         _______      _______      ________     ________
  Net Revenues            80,599       78,361       219,673      207,749
                         _______      _______      ________     ________

COSTS AND EXPENSES:
 Gaming                   40,362       39,051       118,591      111,945
 Rooms                       814          876         2,234        2,578
 Food and beverage         4,149        4,261        10,574       12,624
 General and
   administrative         18,177       16,278        53,484       45,737
 Depreciation and
   amortization            3,564        3,450        10,898       12,866
                         _______      _______      ________     ________
                          67,066       63,916       195,781      185,750
                         _______      _______      ________     ________

  Income from operations  13,533       14,445        23,892       21,999

INTEREST INCOME              126          151           421          485

INTEREST EXPENSE         (11,097)     (12,732)      (33,045)     (35,266)
                         ________     ________      ________     ________

     Net Income (Loss)    $2,562       $1,864       ($8,732)    ($12,782)
                         ========     ========      ========    =========




     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITAL

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

                               (unaudited)
                              (in thousands)







                                        Partners'   Partners'
                                         Capital     Deficit      Total
                                        _________   _________     _____

Balance at December 31, 1993              73,395     (41,717)     31,678

Net loss                                       -      (8,732)     (8,732)
                                         _______    _________    ________
Balance at September 30, 1994            $73,395    ($50,449)    $22,946
                                         =======    =========    ========







      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (unaudited)
                               (in thousands)
                                                     For The Nine Months
                                                     Ended September 30
                                                      1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($8,732)   ($12,782)
  Adjustments to reconcile net profit (loss)
   to net cash flows provided by (used in)
   operating activities
   Noncash charges-
    Depreciation and amortization                    10,898      12,866
    Accretion of bond discount                        1,640       7,625
    Provision for losses on receivables               4,083         670
    Valuation adjustment of CRDA investments            825         819
                                                    ________    ________
                                                      8,714       9,198

    Increase in receivables, net                     (4,580)       (389)
    Decrease in inventories                             397         318
    Increase in other current assets                 (4,418)     (1,154)
    Decrease (increase) in other assets               4,264         (33)
    Increase in current liabilities                   3,371       2,664
    Increase in other liabilities                     3,710           0
                                                    _______     ________
      Net cash flows provided by
         operating activities                       $11,458     $10,604

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of property and equipment, net        ($6,439)   ($10,217)
    Purchase of CRDA investments                     (1,772)     (2,237)
                                                    ________   _________
      Net cash flows used in investing activities    (8,211)    (12,454)

CASH FLOWS USED IN FINANCING ACTIVITIES:
          Distributions to TC/GP, INC.                    0        (510)
                                                    _______     ________
      Net increase (decrease) in cash and
          cash equivalents                            3,247      (2,360)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                            20,439      23,610
                                                    _______     _______
CASH AND CASH EQUIVALENTS
    AT SEPTEMBER 30                                 $23,686     $21,250
                                                    =======     =======
SUPPLEMENTAL INFORMATION:
     Cash paid for interest                         $14,625     $25,448
                                                    =======     =======

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

     The accompanying consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1993 filed with the Securities and Exchange
Commission.

     The results of operations for the three month and nine month periods ended September 30, 1994 are not necessarily indicative of the operating results to be attained for any other period.

(2)  PIK Notes

     On May 15, 1994, the first interest payment on the Increasing Rate Subordinated Pay-In-Kind Notes due 2005 (the "PIK Notes") came due. The amount of interest due totaled approximately $1,345,000, and in accordance with the terms of the indenture pursuant to which the PIK Notes were issued (the "PIK Note Indenture"), the Partnership issued additional PIK Notes in lieu of a cash payment. The Partnership anticipates that approximately $2,250,000 principal amount of additional PIK Notes will be issued in lieu of cash interest on November 15, 1994. Pursuant to the terms of the PIK Note Indenture, the interest on the PIK Notes increased from the rate of 7% per annum, which was effective through September 30, 1994, to 13-7/8% per annum.

(3)  Fred Trump Gaming Chip Liability

     In December 1990, Fred Trump, the father of Donald J. Trump, placed $3,500,000 in cash on deposit with the Partnership's casino cage, which was recorded by the Partnership as a gaming patron deposit. Counter checks totaling $3,500,000 were issued against the deposit, for which Fred Trump received gaming chips valued at $3,500,000. On October 8, 1992, in accordance with the terms of the company's outstanding indebtedness, Fred Trump redeemed $1,000,000 in gaming chips for cash. In December 1993, Fred Trump redeemed $1,000,000 in gaming chips and placed the same amount on deposit in the casino cage. This amount was included in Patrons Deposits as of December 31, 1993 and was subsequently redeemed on January 6, 1994. On May 19, 1994 in accordance with the indentures, Fred Trump redeemed $1,475,000 in gaming chips for cash. The remaining gaming chip liability of Fred Trump of $25,000 is included in the unredeemed chip liability as of September 30, 1994.

(4)   Financial Information of the Company

     Financial information relating to the Company is as follows (in thousands):

                                     September 30,    December 31,
                                         1994             1993
                                     _____________    ____________
Total assets (including Mortgage
  Notes Receivable of $242,141 at
  September 30, 1994 and December
  31, 1993, PIK Notes Receivable of
  $51,844 and $50,498 at September
  30, 1994 and December 31, 1993,
  respectively and Senior Notes
  Receivable of $27,000 at September
  30, 1994 and December 31, 1993.)     $336,603         $319,876
                                       ========         ========

Total Liabilities and Capital
 (including Mortgage Notes
 Payable of $242,141 at September
 30, 1994 and December 31, 1993,
 PIK Notes Payable of $51,844 and
 $50,498 at September 30, 1994 and
 December 31, 1993 respectively
 and Senior Notes Payable of
 $27,000 at September 30, 1994
 and December 31, 1993.)               $336,603         $319,876
                                       ========         ========


Interest Income and Interest Expense for the nine month periods ending September 30, 1994 and September 30, 1993 was $28,079 and
$31,206.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

     The financial information presented below reflects the financial condition and results of operations of Trump's Castle Associates (the "Partnership"). Trump's Castle Funding, Inc. ("Funding") is a wholly owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

Results of Operations for the Three Month Period
Ended September 30, 1994 and September 30, 1993.

     The Partnership's net revenues (gross revenues less promotional expenses) for the three months ended September 30, 1994 and 1993 totaled approximately $80.6 million and $78.4 million, respectively, representing a $2.2 million (2.9%) increase. Gaming revenues were approximately $72.6 million for the three months ended September 30, 1994 and $70.1 million for the comparable period in 1993.

     Gaming revenue is comprised of table game win and slot machine win. For the three months ended September 30, 1994 and 1993, table game win at Trump's Castle approximated $22.1 million and $20.2 million, respectively. During these periods, dollars wagered on table games totalled approximately $139.9 million with a win percentage of 15.5% in 1994 and $134.3 million with a win percentage of 14.3% in 1993. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long term, it can vary significantly from quarter to quarter, due in part to the play of certain gaming patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended September 30, 1994 and 1993, table game credit extended to customers was approximately 32.8% and 28.8% of overall table play, respectively. The increase in credit play reflects, in part, a shift in the gaming patron mix as a result of increased play by individuals who wager relatively large sums. These patrons tend to use a higher percentage of credit when they wager.

     For the three months ended September 30, 1994 and 1993, slot win at Trump's Castle approximated $50.5 million and $49.9 million, respectively. Dollars wagered on slot machines totaled approximately $561.1 million and $525.0 million for the three months ended September 30, 1994 and 1993, respectively, with a win percentage of 9.0% in 1994 and 9.5% in 1993, respectively. The increase in slot revenue, which resulted from the increase in dollars wagered, the Partnership believes, is attributable in part to the success of its marketing strategy and to general growth in the industry. The increase in dollars wagered was offset by the planned reduction in slot win percentage, which was designed to stimulate play.

     In the aggregate, nongaming revenues at Trump's Castle decreased $.5 million for the three months ended September 30, 1994 when compared to the same period in 1993. This was the result of a reduction in the number of patron visits during the period.

     Gaming costs and expenses for the three months ended
September 30, 1994 and September 30, 1993 varied in approximate proportion to the increase in gaming revenue.

     The decrease in rooms and food and beverage operating expenses is primarily attributable to a variety of cost reduction measures and an improvement in operational efficiency.

     General and administrative expenses increased approximately
$1.9 million for the quarter ended September 30, 1994 as compared to the prior year. The increase was primarily attributable to:

     (1)  Contributions of Casino Reinvestment Development
          Authority deposits to certain public improvement projects.
     (2)  Real estate tax rate increase.
     (3) Increased spending for advertising and facilities maintenance.

     For the three months ended September 30, 1994, depreciation and amortization did not vary significantly when compared to the same period in 1993.

     Interest expense decreased for the three month period ended
September 30, 1994 over the comparable period in 1993 by approximately $1.6 million as a result of the recapitalization on December 28, 1993.


Results of Operations for the Nine Month Period
Ended September 30, 1994 and September 30, 1993.

     The Partnership's net revenues (gross revenues less promotional expenses) for the nine months ended September 30, 1994 and 1993 totaled approximately $219.7 million and $207.7 million, respectively, representing a $12.0 million (5.8%) increase.
Gaming revenues were approximately $200.2 million for the nine months ended September 30, 1994 and $186.8 million for the comparable period in 1993.

     Gaming revenue is comprised of table game win and slot machine win. For the nine months ended September 30, 1994 and 1993, table game win at Trump's Castle approximated $64.4 million and $54.7 million, respectively. During these periods, dollars wagered on table games totalled approximately $365.2 million with a win percentage of 17.2% in 1994 and $370.7 million with a win percentage of 14.4% in 1993. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long term, it can vary significantly from quarter to quarter, due in part to the play of certain gaming patrons who tend to wager substantial dollar amounts on table games. In late 1993, Trump's Castle commenced a shift in marketing strategy which included the attraction of international table game patrons. On January 1, 1994 Trump's Castle won in excess of $6.0 million from four such patrons. In the first quarter of 1994, counter checks totaling $4.0 million were returned as collection items. Subsequently, the Partnership increased its provision for doubtful accounts by $3.0 million as a result of the $4.0 million owed by the four international gaming patrons.

     For the nine months ended September 30, 1994 and 1993, table game credit extended to customers was approximately 31.3% and 27.8% of overall table play, respectively. The increase in credit play reflects, in part, a shift in the gaming patron mix as a result of increased play by individuals who wager relatively large sums. These patrons tend to use a higher percentage of credit when they wager.

     For the nine months ended September 30, 1994 and 1993, slot win at Trump's Castle approximated $135.8 million and $132.1 million, respectively. Dollars wagered on slot machines totaled approximately $1,497.2 million and $1,410.4 million for the nine months ended September 30, 1994 and 1993, respectively, with a win percentage of 9.1% in 1994 and 9.4% in 1993, respectively. The increase in slot revenue, which resulted from the increase in dollars wagered, the Partnership believes, is attributable in part to the success of its marketing strategy and to general growth in the industry. The increase in dollars wagered was offset by the planned reduction in slot win percentage, which was designed to stimulate play.

     In the aggregate, nongaming revenues at Trump's Castle declined $.8 million for the nine months ended September 30, 1994 when compared to the same period in 1993. This was the result of a reduction in the number of patron visits during the period.

     Gaming costs and expenses for the nine months ended September 30, 1994 and September 30, 1993 increased $6.6 million, or 5.9%, while gaming revenues improved by $13.4 million, or 7.2%.

     The decrease in rooms and food and beverage operating expenses is primarily attributable to a variety of cost reduction measures and improvements in operational efficiency.

     General and administrative expenses increased approximately
$7.7 million for the nine months ended September 30, 1994 as compared to the prior year. The increase was primarily attributable to:

     (1) Significantly lower real estate tax expense incurred in the first quarter of 1993 as a result of $1.8 million real estate tax credit.
     (2) The contribution of $2.5 million to a joint project with Harrah's for the beautification of the marina district of Atlantic City in which both casinos operate.
     (3) Contributions of Casino Reinvestment Development Authority deposits to certain public improvement projects.
     (4) Increased spending in connection with new business development and facilities maintenance.

     For the nine months ended September 30, 1994, depreciation and amortization decreased $2.0 million over the comparable period in 1993, primarily as a result of the impact of fully depreciated assets.

     Interest expense decreased for the nine month period ended
September 30, 1994 over the comparable period in 1993 by approximately $2.2 million as a result of the recapitalization on December 28, 1993.

     Seasonality. The gaming industry in Atlantic City traditionally has been seasonal, with its strongest performance occurring from May through September, with December and January showing substantial decreases in activity. Revenues have been significantly higher on Fridays, Saturdays, Sundays and holidays than on other days. Interim results are not necessarily indicative of full year performance.

     Inflation. There was no significant impact on the Partnership's operations as a result of inflation during the nine months ended September 30, 1994 and 1993.


Liquidity and Capital Resources

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended September 30, 1994, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $26.1 million and cash debt service was $14.6 million, resulting in net cash provided by operating activities of $11.5 million. Cash and cash equivalents of $23.7 million at September 30, 1994 reflects an increase of $3.3 million from $20.4 million at December 31, 1993. The $3.3 million increase in cash was due to the $11.5 million provided by operating activities, which was offset by $6.4 million used to acquire capital assets and $1.8 million used to purchase CRDA investments.

     At September 30, 1994, the Partnership had a working capital surplus of $7.6 million. The Partnership believes that this level of working capital is adequate to sustain existing operations in the foreseeable future.

     The Partnership's liquidity and capital resources continue to reflect the effect of the December 1993 Recapitalization, which increased the Partnership's weighted average cost of debt from approximately 9.43% to approximately 11.74%. The increase in the weighted average cost of debt capital will be offset, at least initially, by an approximately $23 million decrease in the principal amount of the Partnership's consolidated indebtedness, which was reduced from $381 million to $358 million. The pay-in-kind feature of the PIK Notes could, however, result in an additional $130 million of indebtedness over the next ten years, assuming all accrued interest on the PIK Notes is paid in additional PIK Notes. The Partnership issued an additional $1.3 million principal amount of PIK Notes in payment of the May 15, 1995 interest payment and anticipates that approximately $2,250,000 principal amount of additional PIK Notes will be issued in lieu of cash interest on November 15, 1994. Pursuant to the terms of the PIK Note Indenture, the interest on the PIK Notes increased from the rate of 7% per annum, which was effective through September 30, 1994, to 13-7/8% per annum.

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

                   PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings.

           The Partnership and certain affiliated entities are involved in various legal proceedings. Reference is made to the description contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and in the Company's Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 1994 and June 30, 1994, which is supplemented as follows:

               By order dated August 8, 1994, the Court in the Bondholder Litigation approved the issuance of the Litigation Warrants. The Warrants were subsequently distributed by Trump's Castle Hotel
               & Casino, Inc. on October 7, 1994. TCHI owns a 1% interest in the Partnership. Donald J. Trump is currently the beneficial owner of TCHI.


Item 2.    Changes in Securities.

           None


Item 3.    Defaults Upon Senior Securities.

           None


Item 4.    Submission of Matters to Vote of Security
           Holders.

           None


Item 5.    Other Information.

None.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

                None

           (b)  The Company filed the following Current Reports on
                Form 8-K:

                None

                                SIGNATURE

               Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.



                         TRUMP'S CASTLE FUNDING, INC.
                                   (Registrant)



                         By:  /s/ Robert E. Schaffhauser
                            _____________________________
                               Robert E. Schaffhauser
                               Assistant Treasurer
                               (Duly Authorized Officer and
                               Chief Accounting Officer)


                         Date: November 15, 1994




                         TRUMP'S CASTLE ASSOCIATES

                         By: TC/GP, Inc.
                         Its:  General Partner


                         By:  /s/ Robert E. Schaffhauser
                            _____________________________
                               Robert E. Schaffhauser
                               Assistant Treasurer
                               (Duly Authorized Officer and
                               Chief Accounting Officer)


                         Date: November 15, 1994