Form 10-K
period 1994-12-31
TRUMPS CASTLE FUNDING INC
filed 1995-03-16
CIK 770618

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

          ____________________________________________________


                               FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended December 31, 1994

                       Commission File No. 1-9029

          ____________________________________________________


                      TRUMP'S CASTLE FUNDING, INC.
        (Exact Name of Registrants as Specified in its Charter)


             New Jersey                          11-2739203
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)         Identification Number)

                 Huron Avenue and Brigantine Boulevard
                   Atlantic City, New Jersey   08401
                             (609) 340-5191

       (Address, including zip code and telephone, including area code of Registrant's Principal Executive Offices)

          ____________________________________________________


                       TRUMP'S CASTLE ASSOCIATES
        (Exact Name of Registrants as Specified in its Charter)


             New Jersey                          22-2608486
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification Number)

                 Huron Avenue and Brigantine Boulevard
                   Atlantic City, New Jersey   08401
                             (609) 340-5191

       (Address, including zip code and telephone, including area code of Registrant's Principal Executive Offices)

          ____________________________________________________

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each Exchange
   Title of Each Class                  on which Registered
   ___________________                  _____________________
   11-3/4% Mortgage Notes due 2003      American Stock Exchange, Inc.

   Increasing Rate Subordinated
   Pay-in-Kind Notes due 2005           American Stock Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X      No
            ________     ________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Trump's Castle Funding, Inc. meets the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.               Yes   X      No
                          _______     _______

     As of March 25, 1995, there were 200 shares of Trump's Castle Funding, Inc. Common Stock outstanding. The aggregate market value of the voting stock of Trump's Castle Funding, Inc. and Trump's Castle Associates held by non-affiliates of the Registrants is $0.

                            FORM 10-K

                         TABLE OF CONTENTS


Item                                                             Page

PART I

Item 1    Business. . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2    Properties. . . . . . . . . . . . . . . . . . . . . . . 25
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . 26
Item 4    Submission of Matters to a Vote of Security Holders . . 26


PART II

Item 5    Market for Funding's Common Equity and Related
           Stockholder Matters. . . . . . . . . . . . . . . . . . 27
Item 6    Selected Consolidated Financial Data. . . . . . . . . . 28
Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . 30
Item 8    Financial Statements and Supplementary Data . . . . . . 35
Item 9    Disagreements on Accounting and Financial
           Disclosure . . . . . . . . . . . . . . . . . . . . . . 35


PART III

Item 10   Directors and Executive Officers. . . . . . . . . . . . 36
Item 11   Executive Compensation. . . . . . . . . . . . . . . . . 40
Item 12   Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . 43
Item 13   Certain Relationships and Related Transactions. . . . . 44


PART IV

Item 14    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . 47

                              PART I

ITEM 1.  BUSINESS.

(a) General Developments of Business

     Trump's Castle Funding, Inc. ("Funding") was incorporated under the laws of the State of New Jersey in May 1985 and is wholly-owned by Trump's Castle Associates, a New Jersey general partnership (the "Partnership"). Funding was formed to serve as a financing corporation to raise funds for the benefit of the Partnership. Since Funding has no business operations, its ability to service its indebtedness is completely dependent upon funds it receives from the Partnership. Accordingly, the discussion in this Report relates primarily to the Partnership and its operations.

     The Partnership is owner and operator of Trump's Castle Casino Resort ("Trump's Castle"), a luxury casino hotel located in the Marina area of Atlantic City, New Jersey. The partners in the Partnership are TC/GP, Inc. ("TC/GP"), which has a 37.5% interest in the Partnership, Donald J. Trump ("Trump"), who has a 61.5% interest in the Partnership, and Trump's Castle Hotel & Casino, Inc. ("TCHI"), which has a 1% interest in the Partnership. Trump, by virtue of his ownership of TC/GP and TCHI, is the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of TCHI (the "TCHI Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership.

     In December 1993, the Partnership, Funding and certain affiliated entities completed a recapitalization of their debt and equity capitalization (the "Recapitalization"). The purpose of the Recapitalization was (i) to improve the debt capitalization of the Partnership and, initially, to decrease its cash charges, (ii) to provide the holders of the Units, each Unit comprised of $1,000 principal amount of Funding's 9.5% Mortgage Bonds due 1998 (the "Bonds") and one share of TC/GP common stock, who participate in the Exchange Offer (as defined below) with a cash payment of $6.19 and securities having a combined principal amount of $905 for each Unit and (iii) to provide Trump with beneficial ownership of 100% of the common equity interests in the Partnership (subject to the TCHI Warrants).

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

     On December 28, 1993, Funding issued, through a private placement, $27 million principal amount of its 11-1/2% Series A Senior Secured Notes due 2000 (the "Series A Notes"). The net proceeds from the sale of the Series A Notes were used by the Partnership (i) to fund the redemption of the Bonds not exchanged in the Exchange Offer and (ii) to repay a portion of the Partnership's outstanding indebtedness. Funding and the Partnership subsequently completed a registered exchange offer of $27 million principal amount of Funding's 11-1/2% Series B Senior Secured Notes (the "Senior Notes") in exchange for the $27 million outstanding principal amount of the Series A Notes. The Senior Notes have terms which are virtually identical to those of the Series A Notes.

     On December 30, 1993, the second step in the Recapitalization was consummated, a merger (the "Merger") of Trump's Castle Holding, Inc. ("Holding"), a Delaware corporation wholly owned by the Partnership, with and into TC/GP. Pursuant to the terms of the Merger, each holder of TC/GP Common Stock, other than one who purported to exercise his statutory appraisal rights, received $35 principal amount of PIK Notes for each share of TC/GP Common Stock. The Partnership, as the holder of all of the outstanding common stock of Holding immediately prior to consummation of the Merger, acquired all of the outstanding common stock of TC/GP as a result of the Merger. Upon consummation of the Merger, the Partnership distributed all of the TC/GP common stock to Trump, and the partnership agreement of the Partnership was amended and restated to alter certain governance procedures and to otherwise reflect the Recapitalization.

     As a result of the Recapitalization, TC/GP has a 37.5% interest in the Partnership, Trump has a 61.5% interest in the Partnership, TCHI has a 1% interest in the Partnership and Trump is the beneficial owner of 100% of the common equity interests in the Partnership (subject to the TCHI Warrants). Also as a consequence of the Recapitalization, the principal amount of the Partnership's debt was reduced, and, initially, the Partnership's cash charges were reduced.

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

(c)  Narrative Description of the Business

     Casino Hotel Operations. The Partnership owns and operates Trump's Castle, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey, seven miles from New Jersey's Garden State Parkway. With its 73,000 square foot casino, first-class guest rooms and other luxury amenities, Trump's Castle has been awarded a "Four Star" Mobile Travel Guide rating in each of the last four years. In addition, Trump's Castle recently received the AAA Motor Club's "Four Diamond" rating. Management believes that the "Four Star" and "Four Diamond" ratings reflect the high quality amenities and services that Trump's Castle provides to its casino patrons and hotel guests.

     Trump's Castle's casino offers 93 table games (including 10 poker tables) and 2,122 slot machines. During 1994, Trump's Castle completed a 3,000 square foot expansion to its casino to accommodate the addition of simulcast racetrack wagering and keno games. The expansion also improved casino access and casino visibility for hotel patrons. 414 new slot machines with bill validators were installed and the computerized slot tracking and marketing system was upgraded. See "PROPERTIES OF THE PARTNERSHIP" below.

     Trump's Castle will continue to measure service performance against established standards and utilize a variety of training programs to teach new service strategies and reinforce old ones. Trump's Castle has invested significant resources to the development of its managers and employees to insure that the corporate culture meets its service strategies. In addition, Trump's Castle's annual capital expenditures are designed to insure that room accommodations, restaurants, public areas, the casino and all other areas of the hotel are maintained in first-class "Four Star/Four Diamond"" condition.

     Trump's Castle's primary marketing strategy focuses on attracting and retaining middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. To increase market share in the face of changing market dynamics and intensified competition, Trump's Castle will augment tactics that have previously been successful with cost effective programs that reward its loyal customers, increase the amount of play from repeat customers, attract new drive-in customers, and reactivate customers who have not visited recently. This strategy will also include promotions and offer special events aimed at each of the target market segments. Trump's Castle also intends to capitalize on its first-class facilities, particularly its luxury suite tower and on-site helipad to attract select high-limit table game patrons.

     Casino gaming in Atlantic City is strictly regulated under the New Jersey Casino Control Act and the regulations promulgated thereunder (the "Casino Control Act") and other applicable laws, which affect virtually all aspects of the Partnership's operations. See "Gaming and Other Laws and Regulations" below.

     Marketing Strategy.

          General

     In 1990, the Atlantic City casino industry experienced a significant increase in room capacity and in available casino floor space, due primarily to opening of the Taj Mahal, which at the time was wholly-owned by Trump. Management believes that the opening of the Taj Mahal had a disproportionately adverse effect on Trump's Castle due to the common use of the "Trump" name, and the fact that Trump's Castle is reached via the same access road as the Taj Mahal. See "Competition" below. The Partnership believes that results in 1991 were also affected by the weakness in the economy throughout the Northeast and the adverse impact on tourism and consumer spending in 1991 of the war in the Middle East.

     In 1991, the Partnership retained the services of Nicholas L. Ribis, as Chief Executive Officer, and Roger P. Wagner, as President and Chief Operating Officer. At such time, Mr. Ribis was also retained as the chief executive officer of the partnerships which operate the Taj Mahal and Trump Plaza Hotel and Casino, which at the time was wholly owned by Trump ("Trump Plaza", and together with the Taj Mahal, the "Other Trump Casinos"). Trump and this management team have implemented a business strategy designed to capitalize on Trump's Castle's first-class facilities and improve operating results.

     Key elements of the business strategy consist of differentiating Trump's Castle from other Atlantic City casinos based on its level of service, gaming environment and location, redirecting marketing efforts and continually monitoring operations to adapt to, and anticipate, industry trends. After establishing the new marketing strategy in 1991, the Partnership in 1992 implemented an aggressive plan to regain the patrons it had lost in 1991 and to attract new patrons by increasing its promotional activities and complimentaries offered. Trump's Castle successfully improved its market share during 1993 and 1994 and continues to improve operating margins by directing complimentaries and promotional activities to attract the most profitable patrons in each market segment. This strategy will include promotions and offer special events which are designed to offset the decline of table games play.

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

          Gaming Environment

     In 1994, the Partnership completed a 3,000 square foot expansion of its main casino floor space bringing the total casino floor space to 73,000 square feet. This expansion enabled the Partnership to introduce simulcast racetrack wagering and keno games and at the same time to increase the number of slot machines. These changes are designed to provide the gaming patron with a more complete gaming experience. In addition, Trump's Castle has also introduced a separate non-smoking area on its casino floor. See "PROPERTIES OF THE PARTNERSHIP" below.

     The Partnership continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. Trump's Castle's casino floor was the first in Atlantic City to feature live poker.

     In recent years, there has been an industry trend towards fewer table games and more slot machines. For the Atlantic City casino industry, revenue from slot machines increased from 54.6% of the industry gaming revenue in 1988 to 66.9% of the industry gaming revenue in 1994. Trump's Castle experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 68.6% of gaming revenue in 1994. In response to this trend, Trump's Castle has devoted more of its casino floor space to slot machines and has replaced 414 of its slot machines with newer machines. It is anticipated that another 200 slot machines with bill acceptors will be added in 1995 to replace obsolete equipment. Under Trump's Castle present plans the computerized slot tracking and marketing system will continue to be upgraded and a variety of improvements will be made to the casino floor to enhance customer service. In response to increasing customer demand, Trump's Castle intends to double the amount of "no smoking" space on the casino floor.

          "Comping" Strategy

     In order to compete effectively with other Atlantic City casino hotels, the Partnership offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). In 1992 and 1993, Trump 's Castle increased promotional activities and complimentaries to its targeted patrons in order to regain lost market share. During 1994 and at present, the policy at Trump's Castle is to focus promotional activities, including complimentaries, on a middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment.

          Entertainment and Special Events

     The Partnership pursues a coordinated program of headline entertainment and special events. Trump's Castle offers headline entertainment approximately ten to twelve times a year which, in 1994, included performances by Tom Jones, the Everly Brothers, the Golden Boys, Sheena Easton, the Beach Boys, the Pointer Sisters, Al Martino, Pat Cooper and Clint Holmes. Headliners who are scheduled to appear at Trump's Castle in 1995 include the Pointer Sisters, Tom Jones, the Four Tops, Jackie Mason, the Beach Boys, the Neville Brothers featuring Aaron Neville and Al Martino. During 1995, Trump's Castle plans to produce a series of review-style shows which will run from six to eight weeks at various dates throughout the year.

     As a part of its marketing plan, Trump's Castle offers special events aimed at its core, middle and premium market segments. Trump's Castle hosts special events on an invitation only basis in an effort to attract targeted gaming patrons and build loyalty among existing patrons. These special events include boxing, golf tournaments, birthday parties and theme parties. Headline entertainment is scheduled so as not to overlap with any of these special events.

          Player Development and Casino Hosts

     The Partnership has contracts with sales representatives in New Jersey, New York and other states to promote Trump's Castle. Trump's Castle has sought to attract more middle market slot patrons, as well as premium players, through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts and room accommodations. Trump's Castle has also recently undertaken a marketing effort aimed at developing patronage from the premium table gaming markets in Brazil, Argentina, and Mexico.

     Trump's Castle's casino hosts assist table game patrons, and Trump's Castle's slot sales representatives assist slot patrons on the casino floor, make room and dinner reservations and provide general assistance. Slot sales representatives also solicit Castle Card (the frequent player identification slot card) sign-ups in order to increase the Partnership's marketing base.

          Promotional Activities

     The Castle Card (the frequent player identification slot card) constitutes a key element in Trump's Castle's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Castle Card to earn various complimentaries based upon their level of play. The Castle Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of slot play. They also use this information to provide attentive service to the cardholder on the casino floor.

     Trump's Castle designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Castle Card and on table wagering by the casino games supervisor. Trump's Castle also utilizes a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations. See "Entertainment and Special Events" above.

          Credit Policy

     Historically, Trump's Castle has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1992 and 1993, credit play at Trump's Castle as a percentage of total dollars wagered was approximately 28% and 29%, respectively. Consistent with a more focused marketing strategy, Trump's Castle has imposed stricter standards on applications for new or additional credit. Trump's Castle has, however, successfully attracted premium table games patrons, who in general tend to use a higher percentage of credit in their wagering, through its national and international marketing operations. As a result of the gaming patron mix, credit play, as a percentage of total dollars wagered, increased to 31.4% for the year ended December 31, 1994.

          Bus Program

     Trump's Castle has a bus program which transports approximately 1,700 gaming patrons per day during the week and 1,500 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, the Partnership has determined that gaming patrons who arrive by scheduled bus line as opposed to special charter or who travel distances of 60 miles or more are more likely to create higher gaming revenue for Trump's Castle. Accordingly, Trump's Castle's marketing efforts are focused on such bus patrons.

     Atlantic City Market. Gaming in Atlantic City started in May 1978 when the first casino hotel opened for business. Since 1978, gaming in Atlantic City has grown from one casino to 12 casinos at the beginning of 1995, with approximately $3.4 billion of casino industry revenue generated in 1994. Gaming revenue for all Atlantic City casino hotels has increased approximately 5.2%, 1.3%, 7.5%, 2.6% and 4.0% during 1990, 1991, 1992, 1993 and 1994, respectively (in each case as compared to the prior year). See "Competition" below.

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

     Historically, Atlantic City has suffered from inadequate rail and air transportation. As a result, a majority of Atlantic City gaming patrons travel from the mid-atlantic and northeast regions of the United States by automobile or bus. Rail service to Atlantic City has recently been improved with the introduction of Amtrak express service to and from Philadelphia and New York City. An expansion of the Atlantic City International Airport (located approximately 12 miles from Atlantic City) to handle large airline carriers and large passenger jets was completed in 1993. Despite the expansion of the Atlantic City International Airport, access to Atlantic City by air is still limited by a lack of regularly scheduled flights and by inadequate terminal facilities. The lack of adequate transportation infrastructure has limited the expansion of the Atlantic City gaming industry's geographic patron base and the attractiveness of Atlantic City to major conventions.

     In February of 1993, the State of New Jersey commenced construction of a new $250 million convention center (the "Convention Center") on a 30.5 acre site adjacent to the Atlantic City Expressway. Targeted for completion in 1996, the new Convention Center, which is approximately 2 miles from Trump's Castle will house approximately 500,000 square feet of exhibit space along with 45 meeting rooms totaling nearly 110,000 square feet. The building will include a 1,600 car underground garage and an indoor street linking the Convention Center to the existing Atlantic City Rail Terminal.

     The new Convention Center has been designed to serve as the centerpiece of Atlantic City's renaissance as a favorite meeting destination for both in-and out-of-state conventions.

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

     Total Atlantic City gaming revenues have increased over the past three years, although at varying rates. Although all 12 Atlantic City casinos reported increases in gaming revenues in 1992 as compared to 1991, the Partnership believes that this was due, in part, to the depressed industry conditions in 1991. Nine casinos (including Trump's Castle) experienced increased casino revenues in 1993, when compared to the previous year, while three casinos reported decreases. In 1994, ten casinos (including Trump's Castle) experienced an increase in casino revenues with only two casinos reporting declines.

     In 1990, the Atlantic City casino industry experienced a significant increase in room capacity and in available casino floor space, including the rooms and floor space made available by the opening of the Taj Mahal, which at the time was wholly-owned by Trump. The effects of such expansion were to increase competition and to contribute to a decline in 1990 in gaming revenues per square foot. In 1990, the Atlantic City casino industry experienced a decline in gaming revenues per square foot of 5.0%, which trend continued in 1991, although at the reduced rate of 2.9%. However, in 1992 and 1993, the Atlantic City casino industry experienced an increase of 6.9% and 1.4%, respectively in gaming revenues per square foot each as compared to the prior year. In 1994, the Atlantic City casino industry experienced a significant increase in gaming capacity. The growth in casino floor space outpaced the increase in gaming revenues resulting in a (0.6%) decline in gaming revenues per square foot when compared to the previous year.

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

     In 1988, Congress passed the Indian Gaming Regulatory Act ("IGRA"), which requires any state in which casino-style gaming is permitted (even if only for limited charity purposes) to negotiate compacts with federally recognized Native American tribes at the request of such tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides such tribes with an advantage over their competitors, including the Partnership. In 1991, the Mashantucket Pequot Nation opened a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City. In February 1992, the Mashantucket Pequot Nation initiated 24 hour gaming. In January 1993, slot machines were added at the facility. The Mashantucket Pequot Nation has completed various expansion plans, including the construction of a second hotel complex, addition of 2,000 slot machines, expansion of the parking garage, completion of a food court and the addition of a 5,000 seat showroom which also serves as a 3,500 seat high stakes Bingo Parlor.

     A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Federal Bureau of Indian Affairs seeking formal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has Federal tribal status but does not have a reservation in the state. In addition, in July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming system, but without slot machines, near Syracuse, New York. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawk Nation has announced that it intends to open their casino in August of 1995. The Narragansett Nation of Rhode Island has recently won a Federal court case which will require the Governor of Rhode Island to negotiate a casino gaming compact with the Nation. The Mohegan Nation, which is located in Connecticut, received federal recognition in March 1994. Other Native American Nations are seeking federal recognition, land, and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other nearby states.

     Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Trump's Castle's operations would be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or in New Jersey or other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. The State of Louisiana approved casino gaming in the city of New Orleans, and a developer has been selected. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in New York or Pennsylvania. However, Trump's Castle expects that proposals may be introduced to legalize riverboat or other forms of gaming in Philadelphia and one or more other locations in Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions, competition would intensify.

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

     The Conflicting Interests of Certain Officers and Directors of the Partnership and its Affiliates. Trump is the beneficial owner of Trump Plaza and a 50% beneficial owner of the Taj Mahal and is the sole owner of Trump Plaza Management Corp. ("TPM"), an entity that provides management services to Trump Plaza. Trump has a personal services agreement with the partnership that owns the Taj Mahal ("TTMA") pursuant to which he receives substantial compensation based, in part, on the financial results of the Taj Mahal. Under certain circumstances, Trump could increase his beneficial interest in the Taj Mahal to 80%. In addition, Trump has a personal services agreement with the Trump Plaza ("TPA") pursuant to which he receives an annual fee in equal monthly installments. Trump could under certain circumstances have an incentive to operate the Other Trump Casinos to the competitive detriment of the Partnership. However, the Services Agreement entered into between the Partnership and TC/GP provides that Trump and his affiliates will not engage in any activity, transaction or action which would result in the Other Trump Casinos realizing a competitive advantage over Trump's Castle. The Other Trump Casinos compete directly with each other and with other Atlantic City casino hotels, including Trump's Castle. Nicholas L. Ribis, the Chief Executive Officer of the Partnership, is also the chief executive officer of the partnerships that own the Other Trump Casinos, and John P. Burke, an officer of the Partnership, is also an executive officer of the partnerships that own the Other Trump Casinos. In addition, Messrs. Trump, Ribis, and Burke serve on the governing bodies of the partnerships that own the Other Trump Casinos. As a result of Trump's interests in three competing Atlantic City casinos, the common chief executive officer and one other common officer, a conflict of interest may be deemed to exist by reason of such persons' access to information and business opportunities possibly useful to any or all of such casinos. Although no specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Trump, such persons and the Other Trump Casinos, Messrs. Trump, Ribis, and Burke have informed the Partnership that they will not engage in any activity which they reasonably expect will harm Trump's Castle or is otherwise inconsistent with their fiduciary obligations to the Partnership.

     Employees and Labor Relations. As of December 31, 1994, the Partnership employed approximately 3,400 full and part time employees for the operation of Trump's Castle, of whom approximately 1,170 were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 affiliated with the Hotel Employees and Restaurant Employees International Union AFL-CIO expires on September 15, 1999. Such agreement extends to approximately 1,047 employees. In addition, four other collective bargaining agreements which expire in 1996 cover approximately 123 maintenance and entertainment employees. The Partnership believes that its relationships with its employees are satisfactory. Funding has no employees.

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

          Casino License

     No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

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

          Financial Sources

     The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of the Partnership's publicly-traded Mortgage Notes and PIK Notes so long as the bonds remained widely-distributed and freely-traded in the public market and the holder had no ability to control the casino licensee. The CCC has, in the past, ruled that the publicly-traded Mortgage Notes and PIK Notes are widely-distributed and freely-traded in the public market. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

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

     Under the terms of the indentures pursuant to which the Senior Notes, Mortgage Notes and PIK were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities within thirty days, and the Partnership may redeem such securities at the lesser of the Outstanding Amount or Fair Market Value (as defined).

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

     If, as the result of a transfer of publicly-traded securities of a Regulated Company or a financing entity of a Regulated Company, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

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

          Approved Hotel Facilities

     The CCC may permit a licensee, such as the Partnership, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed. Trump's Castle was not required to add any additional sleeping units in connection with its 3,000 square foot expansion for keno and simulcast race track wagering.

          License Fees

     The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino. For the years ended December 31, 1992, 1993 and 1994 the Partnership recorded license, investigation and other fees totaling approximately $3.9 million, $3.4 million and $3.3 million respectively.

          Gross Revenue Tax

     Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1992, 1993 and 1994, the Partnership's gross revenue tax was approximately $19 million, $19.7 million and $20.9 million, respectively.

          Investment Alternative Tax Obligations

     An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year.
A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the Casino Reinvestment Development Authority ("CRDA"). CRDA bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

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

          Reform of New Jersey Casino Legislation

     In January of 1995, the Governor of the State of New Jersey signed into law a casino deregulation bill that amends a substantial portion of the New Jersey Casino Control Act.

     The bill refines the New Jersey regulatory process and further delineates the role and function of the regulators and the role and function of the casinos as privately-owned business enterprises in New Jersey entitled to make business decisions as free as possible from governmental intervention. Underlying this streamlining and delineation is the principle of maintaining the integrity of casino operations in New Jersey so as to ensure public confidence and trust in the industry.

     Among the substantive provisions of the bill are the following:

     1) remove the involvement of the CCC and the Division from those matters which already fall under the jurisdiction of some other agency (for example, the Department of Community Affairs and local fire officials presently must approve all floor plan changes; therefore, no role is necessary for the commission);

     2) eliminate the responsibility of the CCC to determine the business ability and experience of casino key employees and casino employees, so that its focus is on the integrity of the person;

     3) eliminate pre-approval by the CCC of marketing programs of the casinos and of internal controls concerning job descriptions of casino employees;

     4) eliminate prior approval by the CCC of the setting of denominations of slot machines;

     5) make junket representatives casino employees rather than casino key employees, and eliminate from the definition of junket representative a person who accompanies a junket in order to monitor or evaluate its participants;

     6) provide for temporary licensure for all casino employees, not just those in positions not directly related to gaming activity;

     7) standardize all renewal periods, including casino licenses, at four years for each period, except for casino licenses, which shall be up to four years;

     8) exempt lending institutions and insurance companies from the joint and several liability provisions of the Casino
         Control Act;

     9) make certain changes to facilitate the handling and collection of patron's checks;

    10) eliminates the registration requirement for casino hotel employees;

    11) eliminate the limit of three casino licenses per person and permit a number, to be determined by the CCC, which will not create an undue economic concentration in Atlantic City casino operations by that person;

    12) permit a casino hotel to have 60,000 square feet for its first 500 hotel rooms, rather than 50,000 square feet
         (the maximum casino space remains at 200,000 square feet);

    13)  establish in the Casino Redevelopment Development
         Authority the "Atlantic City Fund" which shall be used for economic development projects of a revenue-producing nature which foster the redevelopment of Atlantic City;

    14) require that any regulatory savings realized in the four fiscal years beginning the Fiscal Year 1995-1996 and during the following three fiscal years be paid into the fund and that the average amount of the savings in those four years be paid into the fund for each of the four fiscal years beginning with Fiscal Year 1999-2000 (the amount of the regulatory savings will be the difference between $57,300,000 and the amount expended by the CCC and Division operating expenses);

    15) extend the present 25-year obligation of a casino license to pay the investment alternative tax to 30 years; divert for the next five years the moneys allocated to North Jersey into the Atlantic City Fund; provided that North Jersey receive 35% of all proceeds in years 26-30 of a licensee's obligation; and provide that the remaining amount in years 26-30 go into the fund.

     An additional feature of this amendment to the New Jersey Casino Control Act is the removal, insofar as possible, of the involvement of the CCC and Division in purely business decisions of the casinos and the elimination, insofar as possible, of the duplication of efforts by the CCC and the Division. Any savings that result from the reduction of regulatory costs will go into a fund for financing projects in Atlantic City to improve its appearance and safety and thus make it a more attractive, and therefore a more competitive, destination resort.

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

          Gaming Credit

     The Partnership's casino games are conducted on a credit as well as a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

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

     As the result of an audit conducted by the Office of Financial Enforcement of the Department of the Treasury, the Partnership was alleged to have failed to timely file the "Currency Transaction Report by Casino" in connection with certain currency transactions in excess of $10,000 during the period from

May 7, 1985 to December 31, 1988. The Partnership entered into a settlement agreement and without admitting to any wrongdoing agreed to pay a civil monetary penalty of $175,500. This penalty was paid during the year ended December 31, 1993. The Partnership has revised its internal control procedures to ensure continued compliance with these regulations.

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

     Trump's Castle has a total of 73,000 square feet of casino space, which accommodates 93 table games (including 10 poker tables), 2,122 slot machines, keno parlor and simulcasting facilities. In addition to the casino, Trump's Castle consists of a 27 story hotel with 728 guest rooms, including 185 suites, of which 99 are "Crystal Tower" luxury suites. Renovation of 300 of the guest rooms was completed in 1993 and 250 more guest rooms were renovated in 1994. The facility also offers eight restaurants, a 460 seat cabaret theater, one cocktail lounge, 58,000 square feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump's Castle has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms, a 1,600 seat cabaret theater and additional recreational amenities. Trump's Castle also has a nine-story garage providing on-site parking for approximately 3,000 vehicles, and a helipad which is located atop the parking garage, making Trump's Castle the only Atlantic City casino with access by land, sea and air.

     During 1994, Trump's Castle completed a 3,000 square foot expansion to its casino which enabled Trump's Castle to accommodate the addition of Keno and simulcast race track wagering. The expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump's Castle completed the construction of a Las Vegas style marquee and reader board, the largest of its kind on the East Coast.

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

     The Partnership, its partners, certain members of the former Executive Committee, Funding, and certain of their employees are involved in various legal proceedings. The Partnership and Funding have agreed to indemnify such persons and entities against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                           PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

        (a) There is no established public trading market for Funding's outstanding common stock or for the Partnership's partnership interests.

        (b) As of December 31, 1994, there was one holder of record of the outstanding common stock of Funding and three partners in the Partnership.

        (c) Funding has paid no cash dividends on its common stock, and except as set forth under "Business -- The Recapitalization", the Partnership has made no general distributions with respect to its equity interests.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

      The following sets forth certain selected consolidated financial information from Funding's and the Partnership's Consolidated Statements of Operations for the years ended December 31, 1990, 1991, 1992, 1993 and
  1994 respectively, and the Consolidated Balance Sheets as of December 31,
  1990, 1991, 1992, 1993 and 1994 respectively:

                                     Year Ended December 31,
                                1990      1991     1992<F1>   1993<F2>   1994
                                     (in thousands of dollars)

INCOME STATEMENT DATA:
  Gross Revenues              $302,223  $247,968  $299,306  $304,826  $315,385
  Less-Promotional Allowances   33,391    27,882    30,656    31,599    31,572
  Net Revenues                 268,832   220,086   268,650   273,227   283,813
  Total Costs and Expenses     267,583   222,446   260,623   245,361   254,989
  Income (Loss) from
      Continuing Operations      1,249    (2,360)    8,027    27,866    28,824

  Interest Income                  893       505       499       675       636

  Interest Expense             (48,759)  (48,344)  (45,360)  (56,926)  (44,173)

  Gain on Sinking Fund Payment   3,136      --        --        --        --

  Extraordinary Item<F3>           --        --    128,187      --        --

  Net Income (Loss)           ($43,481) ($50,199)  $91,353 ($28,385) ($14,713)

BALANCE SHEET DATA:

  Cash and Cash Equivalents     $8,046   $14,972   $23,610   $20,439   $19,384

  Total Assets                $408,276  $391,303  $379,641  $375,935  $369,301

  Current Liabilities         $421,483  $454,709   $39,397   $34,463   $36,769

  Total Long-Term Debt<F4>        --        --    $279,445  $309,794  $315,567

  Total Capital (Deficit)     ($13,207) ($63,406)  $60,799   $31,678   $16,965

  Notes:
 <F1> On May 29, 1992, Funding, the Partnership and TCHI consummated the Plan, which materially affects the comparability of the information set forth above.

 <F2> On December 28, 1993, the Partnership and its affiliated entities consummated the Recapitalization, which materially affects the comparability of the information set forth above.

 <F3> The extraordinary gain of $128,187,000 for year ended December 31, 1992 reflects a $96,896,000 accounting adjustment to carry the Bonds at fair market value based on current rates of interest at the date of issuance, $18,000,000 forgiveness of bank borrowings, $22,805,000 represents discharge of accrued interest and net of the write-off of $9,514,000 of unamortized Bond issuance costs.

 <F4> Long-term debt of $337,649,000 and $340,553,000 as of December 31, 1990
      and 1991 had been classified as a current liability.

SELECTED QUARTERLY FINANCIAL DATA:


                          FIRST        SECOND         THIRD        FOURTH
                         QUARTER       QUARTER       QUARTER       QUARTER



1994:
  Net Revenues         $66,329,000   $72,745,000   $80,599,000   $64,140,000

  Income from
       Operations       $3,315,000    $7,045,000   $13,533,000    $4,931,000

  Net Income (Loss)    ($7,484,000)  ($3,809,000)   $2,562,000   ($5,982,000)



1993:

  Net Revenues         $61,522,000   $67,866,000   $78,361,000  ($15,603,000)

  Income from
       Operations       $2,350,000    $5,204,000   $14,445,000    $5,867,000

  Net Income (Loss)    ($8,746,000)  ($5,900,000)   $1,864,000  ($15,603,000)



1992:

  Net Revenues         $60,348,000   $65,258,000   $79,215,000   $63,829,000

  Income (Loss) from
       Operations        ($268,000)  ($1,446,000)  $10,218,000     ($477,000)

  Extraordinary Items         --    $128,187,000          --            --

  Net Income (Loss)   ($13,173,000) $115,238,000     ($651,000) ($10,061,000)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATION.

     The financial information presented below reflects the financial condition and results of operations of Trump's Castle Associates (the "Partnership"). Trump's Castle Funding, Inc. ("Funding) is a wholly-owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

     Results of Operations for the Years Ended December 31, 1994 and 1993. The Partnership's net revenues (gross revenues less promotional expenses) for the years ended December 31, 1994 and 1993 totaled approximately $283.8 million and $273.2 million, respectively, representing a $10.6 million (3.9%) increase. Gaming revenues were approximately $258.5 million for the year ended December 31, 1994 and $246.4 million for the comparable period in 1993. Management believes the $12.1 million (4.9%) increase in gaming revenues is attributable primarily to a continuing emphasis on customer service and a repositioning by Trump's Castle to expand its profitable core, middle and premium market segments.

     Gaming revenue is comprised of table game win and slot machine win. For the years ended December 31, 1994 and 1993, slot win at Trump's Castle approximated $177.5 million and $173.0 million, respectively. Dollars wagered on slot machines totaled approximately $1,965.3 million and $1,851.4 million for the years ended December 31, 1994 and 1993, respectively, with a win percentage of 9.0% in 1994 and 9.3% in 1993, respectively.
The lower slot win percentage (slot win as a percentage of dollars wagered on slot machines) of 9.0% was largely intentional and designed by Trump's Castle in order to remain competitive and stimulate patron play. Slot machine wagerings increased 6.2% and slot win increased 2.6% for the year ended December 31, 1994 over the comparable period in 1993. For the years ended December 31, 1994 and 1993, table game win at Trump's Castle approximated
$81.0 million and $73.4 million, respectively. During these periods, dollars wagered on table games totaled approximately $477.5 million with a win percentage of 17.0% in 1994 and $492.1 million with a win percentage of 14.9% in 1993. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long term, it can vary significantly from quarter to quarter, due in part to the play of certain patrons who tend to wager substantial dollar amounts on table games.

     For the years ended December 31, 1994 and 1993, gaming credit extended to customers was approximately 31.4% and 28.9% of overall table play, respectively. The increase in credit play reflects, in part, a shift in the gaming patron mix as a result of increased play by individuals who wager relatively large sums. These patrons tend to use a higher percentage of credit when they wager.

     In the aggregate, nongaming revenues at Trump's Castle decreased approximately $1.5 million from $58.5 million for the twelve months ended December 31, 1993, to $57.0 million for the comparable period in 1994. This decline was primarily attributable to a decrease in food and beverage revenues of ($2.1) million (-7.1%), to $28.4 million for the year ended December 31, 1994, of which approximately $15.9 million consisted of complimentary food and beverage. This decline was due to the discontinuance of certain unprofitable marketing programs which resulted in fewer customers served. Such measures were implemented to improve overall operating efficiencies. Offsetting the nongaming revenues decrease was an increase in entertainment revenue of $100,000 (1.4%) and an increase in other income of $600,000 (8%).

     Gaming costs and expenses for the twelve months ended
December 31, 1994 and December 31, 1993 increased $5.5 million, or 3.7%. The increase in gaming costs and expenses corresponds to the increase in gaming activity for the year.

     The decrease in rooms and food and beverage operating expenses is primarily attributable to a variety of cost reduction measures and improvements in operational efficiency.

     General and administrative expenses increased approximately
$7.0 million (14.1%) for the year ended December 31, 1994 as compared to the prior year. The increase was primarily attributable to:

     (1) The contribution of $2.5 million to a joint project with Harrah's for the beautification of the marina district of Atlantic City in which both casinos operate.
     (2) The contributions of approximately $3.3 million in Casino Reinvestment Development Authority deposits to certain public improvement projects.
     (3) Increased spending in connection with new business development and facilities maintenance.

     For the year ended December 31, 1994, depreciation and amortization decreased $2.0 million (12.1%) over the comparable period in 1993, primarily as a result of the impact of fully depreciated assets.

     Other costs and expenses increased by $1.5 million (13.8%) due to significantly lower real estate tax expense incurred in the first quarter of 1993 because of a $1.8 million real estate tax credit.

     Income from Trump's Castle's operations improved $1.0 million as a result of increased revenues, operating efficiencies and the other factors described above.

     Interest expense decreased for the twelve month period ended
December 31, 1994 over the comparable period in 1993 by approximately 12.8 million as a result of the Recapitalization on December 28, 1993.

     The Partnership experienced a net loss of $14.7 million for the year ended December 31, 1994 as compared to a net loss of 28.4 million in 1993.

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

     Income from Trump's Castle's operations improved $19.8 million (or $13.8 million excluding restructuring costs) as a result of increased revenues, operating efficiencies and a $3.4 million decrease in depreciation and amortization expense and a continued emphasis on customer service for the year ended December 31, 1993 as compared to the same period in 1992.

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

     Inflation. There was no significant impact on the Partnership's operations as a result of inflation during 1994, 1993 and 1992.

     Liquidity and Capital Resources. Cash flow from operating activities is the Partnership's principal source of liquidity.
For the year ended December 31, 1994, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $40.9 million and cash debt service was $31.3 million, resulting in net cash provided by operating activities of $9.3 million. Cash and cash equivalents of $19.1 million at December 31, 1994 reflects a reduction of $1.3 million from $20.4 million at December 31, 1993. The $1.3 million reduction in cash was the result of an additional $9.3 million provided by operating activities, offset by $8.3 million used to acquire capital assets and $2.3 million used to purchase CRDA investments.

     Upon consummation of the Recapitalization in December 1993 and as of December 1994, the Partnership had a working capital surplus of more than $2.0 million which amount is adequate to meet its needs for cash. The Partnership believes that this level of working capital is adequate to sustain existing operations in the foreseeable future.

     Capital expenditures of $8.3 million for the year ended December 31, 1994 included an expansion of the casino floor, construction of keno and simulcasting facilities and various hotel renovations, and represented a decline of approximately $2.7 million from the prior year. Capital expenditures were $11.0 million for the year ended December 31, 1993 and included expansion of the casino floor, the construction of an electronic graphic sign affixed to the front of the building, the acquisition of operating equipment and certain hotel renovations.

     Anticipated capital expenditures for 1995 are approximately $8 million and include casino floor improvements, renovation of hotel rooms and the purchase of additional slot machines. Management believes that this level of capital expenditure will be sufficient to maintain the competitiveness of the casino, the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. The Partnership intends to finance its capital expenditures in the future with existing cash on hand and cash flow from operations.

     Upon consummation of the Recapitalization, the Partnership's debt consisted primarily of (i) a term loan with Midlantic National Bank (the "Midlantic Term Loan"), (ii) the Senior Notes,
(iii) the Mortgage Notes, and (iv) the PIK Notes. The $38 million Midlantic Term Loan bears interest at the rate of 9% per annum, and matures on May 29, 1995. Subject to the satisfaction of certain conditions, the Partnership has the option to extend the Midlantic Term Loan for an additional five year term; provided, however, that in connection with any such extension, the interest rate on the Midlantic Term Loan will be adjusted, as provided therein, and the Partnership will be required to amortize the principal amount of the Midlantic Term Loan. The Partnership intends to extend the term of the Midlantic Loan for an additional five years pursuant to its terms.

     The Senior Notes have an outstanding principal amount of $27 million, and bear interest at the rate of 11-1/2 % per annum (which may be reduced to 11-1/4% upon the occurrence of certain events). The Senior Notes mature on November 15, 2000, and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each on November 15, 1998 and 1999. The

Mortgage Notes have an outstanding principal amount of approximately $243 million, bear interest at the rate of 11-3/4% per annum (which may be reduced to 11-1/2% upon the occurrence of certain events), and mature on November 15, 2003. The PIK Notes have an outstanding principal amount of approximately $54.1 million and mature on November 15, 2005. The PIK Notes bore interest at the rate of 7% through September 30, 1994, when, pursuant to their terms, the interest rate increased to 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 1994, the Partnership and Funding issued an additional $3.6 million principal amount of PIK Notes in payment of interest on the PIK Notes. The Partnership anticipates that during 1995 interest on the PIK Notes will be paid through the issuance of additional PIK Notes.

     The Partnership required approximately $31.3 million in 1994 and anticipates that $36.1 million will be needed in 1995 in operating cash flow to meet its debt service obligations.

     For the years ended December 31, 1994 and 1993, the Partnership had a working capital surplus of $1.0 million and $2.1 million respectively. The Partnership believes that this kind of working capital is adequate to sustain existing operations in the foreseeable future.

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


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     All decisions affecting the business and affairs of the Partnership, including the operation of Trump's Castle, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Mortgage Notes and PIK Notes (the "Board of Partner Representatives"). As currently constituted, the Board of Partner Representatives consists of Donald J. Trump, Chairman, Nicholas L. Ribis, Roger P. Wagner, Asher O. Pacholder, Thomas F. Leahy and Wallace B. Askins. Messrs. Trump and Ribis also serve on the governing boards of Trump Taj Mahal Associates ("TTMA") and Trump Plaza Associates ("TPA"). Mr. Askins serves on the governing board of Trump Plaza Holding, Inc. ("TPHI") and Trump Plaza Funding, Inc. ("TPFI").

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

          Donald J. Trump - Trump, 48 years old, has been the managing general partner of the Partnership and Chairman of the Board of Partner Representatives since May 1992 and Chairman of the Board, President and sole director of Funding since June 1985. Trump has been the President and sole director of TC/GP since December 1993. Trump served as Chairman of the Executive Committee of the Partnership from June 1985 to May 1992 and as President and sole director of TC/GP from November 1991 to May 1992. Trump has been a director and Treasurer of TCHI since April 17, 1985. Trump is the sole shareholder, Chairman of the Board of Directors, President and Treasurer of TPFI, and the managing general partner of TPA. Trump was President and Chairman of the Board of Directors and a 50% shareholder of TP/GP Corp. ("TP/GP"), the former managing general partner of TPA, from May 1992 through June 1993; and Chairman of the Executive Committee and President of TPA from May 1986 to May 1992. Trump has been a director and President of TPHI and a partner in Trump Plaza Holding Associates ("TPHA") since February 1993. Trump was Chairman of the Executive Committee of TTMA, from June 1988 to October 1991; and has been Chairman of the Board of Directors of the managing general partner of TTMA since October 1991; and President of the Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

          Nicholas L. Ribis - Mr. Ribis, 50 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and Chief Executive Officer of the Partnership since March 1991. Mr. Ribis has served as Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis served as a member of the Executive Committee of the Partnership from April 1991 to May 1992 and as Secretary of TC/GP from November 1991 to May 1992. Mr. Ribis has served as Vice President of TC/GP since December 1993. Mr. Ribis has served as a director of TPHI since June 1993 and of TPFI since July 1993; as a director and Vice President of TP/GP from May 1992 to June 1993; Chief Executive Officer of TPA since February 1991; and a member of the Executive Committee of TPA from April 1991 to May 1992. He has been Chief Executive Officer of TTMA since March 1991; a member of the Executive Committee of TTMA from April 1991 to October 1991; and a member of the Board of Directors of the managing general partner of TTMA since October 1991. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and since February 1991 is Counsel to, the law firm of Ribis, Graham & Curtin, which serves as New Jersey legal counsel to all of the above-named companies, and certain of their affiliated entities. Mr. Ribis serves as the Chairman of the Atlantic City Casino Association and is a member of the Board of Trustees of the CRDA.

          Ernest E. East - Mr. East, 52 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and has been Senior Vice President - Administrative and Corporate Affairs of the Partnership since July 1991. Mr. East has served as Secretary of TC/GP since December 1993. Mr. East has been a director of TPHI since June 1993; Secretary of TPFI since July 1992; Senior Vice President - Administrative and Corporate Affairs of TPA since July 1991; Senior Vice President Administrative and Corporate Affairs of TTMA since July 1991; and a member of the Board of Directors of the managing general partner of TTMA since October 1991. Mr. East was formerly the Vice President - General Counsel of the Del Webb Corporation from January 1984 through June 1991. Effective August 5, 1994, Mr. East resigned as Vice President of Administrative Affairs of the Partnership and from all other positions with the Partnership and its affiliated entities.

          Roger P. Wagner - Mr. Wagner, 47 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and President and Chief Operating Officer of the Partnership since January 1991. Mr. Wagner served as a member of the Executive Committee of the Partnership from January 1991 to May 1992. Mr. Wagner has been a director and president of TCHI since January 1991. Prior to joining the Partnership, Mr. Wagner served as President of the Claridge Hotel Casino from June 1985 to January 1991.

          Asher O. Pacholder - Dr. Pacholder, 57 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TC/GP from May 1992 to December 1993. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1987. In addition, Dr. Pacholder serves on the Board of Directors of The Southland Corporation, United Gas Holding Corp., ICO, Inc., an oil field services company, UF&G Pacholder Fund, Inc., a publicly traded closed end mutual fund, U.S. Trails, Inc., a recreational facility company, and Forum Group, Inc., a retirement community managerial company.

          Wallace B. Askins - Mr. Askins, 64 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Mr. Askins served as a director of TC/GP from May 1992 to December 1993. In addition, Mr. Askins also serves as a member of the Board of Directors of TPHI and TPFI. From 1987 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

          Thomas F. Leahy - Mr. Leahy, 57 years old, has been a Member of the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TC/GP from May 1992 to December 1993. From 1987 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Since November 1992, Mr. Leahy has served as President of the Theater Development Fund, a service organization for the performing arts. From July 1992 through November 1992, Mr. Leahy served as chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage and film properties.

          Patrick R. Dennehy - Mr. Dennehy, 47 years old, has been Executive Vice President of Operations of the Partnership since November 1992. Prior to joining the Partnership, Mr. Dennehy was with Harrah's Atlantic City from 1980 until 1992 in the capacity of Director of Gaming Operations, Director of Casino Marketing, Director of Casino Credit and Cashier Manager.

          Patricia M. Wild - Ms. Wild, 42 years old, has been Secretary of Funding and Senior Vice President and General Counsel of the Partnership and Secretary of TCHI since December 1993. Ms. Wild served as Assistant Secretary of TPFI and Vice President, General Counsel of TPA from February 1991 to December 1993; Vice President and General Counsel of TPFI from July 1992 through

December 1993; and Associate General Counsel of TPA from May 1989 through January 1991. From December 1986 to April 1989, Ms. Wild served as Deputy Attorney General on the Environmental Prosecutions Task Force of the New Jersey Department of Law and Public Safety, Division of Criminal Justice. From April 1983 to December 1986, Ms. Wild served as Deputy Attorney General with the New Jersey Division of Gaming Enforcement.

          Nicholas J. Niglio - Mr. Niglio joined the Partnership as Executive Vice President of International Marketing/Player Development in October 1993. Mr. Niglio previously served as Senior Vice President of Eastern Operations of Caesars World Marketing Corporation for three years. Prior to that he served as Vice President-Casino Manager at Caesars Atlantic City for three years. Effective February 5, 1995, Mr. Niglio resigned his position as Executive Vice President of International Marketing/Player Development with Trump's Castle Associates.

          Robert E. Schaffhauser - Mr. Schaffhauser, 48 years old, joined the Partnership as Senior Vice President of Finance in January 1994 and became Executive Vice President of Finance in January of 1995. He also became an Assistant Treasurer, Chief Financial Officer and Chief Accounting Officer of Funding and an Assistant Treasurer of TCHI and TC/GP in January 1994. He served as a consultant to Trump during 1993. Mr. Schaffhauser previously served as Senior Vice President of Finance and Administration for the Sands Hotel & Casino in Atlantic City for four years. For a period of 13 years prior thereto, he served as the Chief Financial Officer and Secretary for Metex Corporation, a publicly held manufacturer of engineered products. Mr. Schaffhauser also served as a member of Metex Corporation's Board of Directors.

          John P. Burke - Mr. Burke, 47 years old, has been the Corporate Treasurer of the Partnership and TPA since October 1991. Mr. Burke has been Chief Accounting Officer of TC/GP since May 1992. Mr. Burke has been a Vice President of TCHI, TC/GP, Funding and the Partnership since December 1993. Mr. Burke has been Vice President of The Trump Organization since September 1990. He is a member of the Board of Directors of the managing general partner of TTMA. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America ("Imperial") from April 1989 through September 1990. Previously he was Executive Vice President and Chief Financial Officer of Tamco Enterprises, Inc. from May 1980 through April 1989.

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

     Donald J. Trump and Nicholas L. Ribis served as either executive officers and/or directors of TTMA and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Donald J. Trump, Nicholas L. Ribis and John P. Burke served as executive committee members, officers, and/or directors of TPA and its affiliated entities, at the time such parties filed a petition for reorganization under chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and declared effective on May 29, 1992. Donald J. Trump, Nicholas L. Ribis, Roger P. Wagner and John P. Burke served as either executive officers and/or directors of the Partnership and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Donald J. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under chapter 11 of the Bankruptcy Code on November 2, 1992. The Plan of Reorganization was confirmed on December 11, 1992 and declared effective in January 1993. John P. Burke was Executive Vice President and Chief Administrative Officer of Imperial, a thrift holding company whose major subsidiary, Imperial Savings was seized by the Resolution Trust Corporation in February 1990. Subsequently, in February 1990, Imperial filed a petition for reorganization under chapter 11 of the Bankruptcy Code.


ITEM 11.  EXECUTIVE COMPENSATION.

     Executive officers of Funding do not receive any additional compensation for serving in such capacity. In addition, Funding and the Partnership do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

     The following table sets forth compensation paid or accrued during the years ended December 31, 1994, 1993 and 1992 to the Chief Executive Officer, and each of the four most highly compensated executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1994. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
       Name and                                   Other Annual     All Other
  Principal Position   Year   Salary    Bonus   Compensation<F1> Compensation<F2>)

Nicholas L. Ribis<F3>  1994  $568,333     --       $69,000            $770
 Chief Executive       1993  $250,000  $250,000   $226,000            $750
 Officer               1992  $150,000  $300,000   $168,500             --

Roger P. Wagner        1994  $501,610  $114,670    $60,000          $4,620
 Chief Operating       1993  $402,070   $76,393    $65,000          $4,497
 Officer               1992  $425,228   $95,000    $60,000          $4,171

Patrick R. Dennehy     1994  $205,845   $36,452       --            $2,695
 Executive Vice        1993  $177,083   $33,646       --            $2,248
 President of          1992   $22,885   $50,000       --               --
 Operations

Nicholas Niglio<F4>    1994  $251,275  $100,000       --            $4,620
 Executive Vice        1993   $45,192  $100,000       --               --
 President             1992     --        --          --               --
 International
 Marketing/Player
 Development

Ernest E. East<F5> <F6>1994  $138,279      --      $62,500            $770
 Vice President-       1993  $100,644   $50,000    $67,500            $750
 Administrative Affair 1992   $85,481   $66,667    $60,000            $727

Robert E. Schaffhauser 1994  $173,088   $31,156        --              --
 Executive Vice        1993      --        --          --              --
 President Finance     1992      --        --          --              --

<F1>  Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and Director's Fees. Following SEC rules, perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total salary and bonus for that officer.

<F2>  Represents vested and unvested contributions made by the Partnership under the Trump's Castle Hotel & Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equalling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59-1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

<F3>  Mr. Ribis devotes approximately one-third of his professional time to the affairs of the Partnership; the compensation for his positions at other Trump Casinos has not been included.

<F4>  Effective February 5, 1995, Mr. Niglio resigned as Executive Vice
      President of International Marketing/Player Development.

<F5>  Mr. East devoted approximately one-third of his professional time to the affairs of the Partnership; the compensation for his positions at other Trump Casinos has not been included.

<F6>  Effective August 5, 1994, Mr. East resigned as Vice President of
      Administrative Affairs of the Partnership and from all other positions with the Partnership and its affiliated entities.


     Employment Agreements. In September 1993, the Partnership entered into an employment agreement with Nicholas L. Ribis pursuant to which Mr. Ribis acts as Chief Executive Officer of the Partnership. The agreement, which expires in September 1996, provides for an annual salary of $550,000. The salary increases by ten percent for each of the second and third years of the agreement. Upon execution of the employment agreement, Mr. Ribis received a $250,000 signing bonus. In the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis have agreed to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. Mr. Ribis also acts as Chief Executive Officer of TTMA and TPA, the Partnerships that own the Other Trump Casinos, and receives additional compensation from such entities. Mr. Ribis devotes approximately one-third of his professional time to the affairs of the Partnership. All other executive officers of the Partnership, except Mr. Burke, devote substantially all of their time to the business of the Partnership.

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

     Pursuant to an employment agreement dated November 2, 1992 and amended on May 13, 1993, Patrick R. Dennehy serves as Executive Vice President of Operations of the Partnership. The agreement provides for an annual salary beginning at $170,000, along with a discretionary annual bonus and annual salary increases in accordance with regular policies.

     Compensation of Directors. Each Partner Representative of the Partnership (other than Messrs. Trump, Ribis and Wagner) receives an annual fee of $50,000. In addition, each Partner Representative of the Partnership (other than Messrs. Trump, Ribis and Wagner) receives $2,500 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board.

     Compensation Committee Interlocks and Insider Participation. In general, the compensation of executive officers of the Partnership is determined by the Board of Partner Representatives, which is composed of Donald J. Trump, Nicholas L. Ribis, Roger P. Wagner, Asher O. Pacholder, Thomas F. Leahy and Wallace B. Askins. The compensation of Nicholas L. Ribis and Roger P. Wagner is set forth in their employment agreements with the Partnership. The Partnership has delegated the responsibility over certain matters, such as the bonus of Mr. Ribis, to Trump. Executive officers of Funding do not receive any additional compensation for serving in such capacity.

     The SEC requires issuers to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Wagner and Burke, executive officers of the Partnership, serve on the Board of Directors of other entities in which members of the Board of Partner Representatives (namely, Messrs. Trump and Ribis) serve as executive officers. The Partnership believes that such relationships have not affected the compensation decisions made by the Board of Partner Representatives in the last fiscal year.

     Mr. Wagner serves as a director of TCHI, of which Messrs.
Trump and Ribis serve as executive officers.

     Messrs. Ribis and Burke serve on the Board of Directors of Taj Mahal Holding Corp., which holds an indirect equity interest in TTMA, the partnership that owns the Taj Mahal, of which Messrs. Trump and Ribis are executive officers. Such persons also serve on the Board of Directors of TM/GP Corporation (a subsidiary of Taj Mahal Holding Corp.), the managing general partner of TTMA, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by TTMA for his services as its chief executive officer.

     Mr. Ribis also serves on the Board of Directors of Trump Taj Mahal Realty Corp. ("Taj Realty Corp."), which leases certain real property to TTMA, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Taj Realty Corp.

     Messrs. Trump and Ribis serve on the Board of Directors of TPFI, the managing general partner of TPA, of which Messrs. Trump and Ribis are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of TPHI, of which such persons are also executive officers. Mr. Ribis is compensated by TPA for his services as chief executive officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT.

     The following table sets forth information with respect to the amount of Funding's Common Stock owned by beneficial owners of more than 5% of Funding's Common Stock. Funding has no other class of equity securities outstanding.

                                        Amount and Nature
                 Name and address of      of beneficial    Percent
Title or Class    Beneficial Owners        Ownership      of class
______________   ___________________   _________________  ________

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other Trump Casinos. The following table sets forth the amounts due to the Partnership from Trump and his Affiliates as of December 31, 1994. For a more detailed description of the Partnership's transactions with Trump and his Affiliates, see
"Other Transactions with Affiliates" below.


                                     Amount Due and Outstanding
                                         to the Partnership
                                       as of December 31, 1994
                                     __________________________

        Trump Plaza Associates. . . . . . . . . . . .$140,000
        Trump Taj Mahal Associates. . . . . . . . . . .46,000
        The Trump Organization. . . . . . . . . . . . 248,000

           Total Due from Affiliates
             as of December 31, 1994. . . . . . . . .$434,000


     Other Transactions With Affiliates. In December 1990, Fred Trump, the father of Donald J. Trump, placed $3,500,000 in cash on deposit with the Partnership's casino cage, which was recorded by the Partnership as a gaming patron deposit. Counter checks totalling $3,500,000 were issued against the deposit, for which Fred Trump received gaming chips valued at $3,500,000. On October 8, 1992, in accordance with the applicable indenture, Fred Trump redeemed $1,000,000 in gaming chips for cash. In December 1993, Fred Trump redeemed $1,000,000 in gaming chips and placed the same amount on deposit in the casino cage. This amount was included in Patrons Deposits as of December 31, 1993 and was subsequently redeemed on January 6, 1994. On May 19, 1994 in accordance with the applicable indentures, Fred Trump redeemed $1,475,000 in gaming chips for cash. The remaining gaming chip liability to Fred Trump of $25,000 is included in unredeemed chip liability as of December 31, 1994.

     The Partnership has engaged in transactions with TPA, TTMA, Plaza Operating Partners, Ltd. ("Plaza Hotel"), the partnership which operates The Plaza Hotel in New York City, and The Trump Organization. TPA, Plaza Hotel, The Trump Organization and TTMA are affiliates of Donald J. Trump. These transactions include certain shared payroll costs, fleet maintenance and limousine services, as well as complimentary services offered to customers, for which the Partnership makes the initial payment and is then reimbursed by the Affiliates. During 1994, the Partnership incurred expenses of approximately $1.3 million in corporate salaries, and $1.0 million of other transactions on behalf of these related entities. In addition, the Partnership received payments totalling $2.0 million for services rendered and had $0.4 million of deductions for similar services incurred by these related entities on behalf of the Partnership.

     Pursuant to the terms of the Partnership Agreement, the Partnership paid a $1.5 million cash bonus to Trump on February 16, 1994. In December of 1994, the Board of Partner Representatives authorized a $1,000,000 cash bonus to be paid in equal parts in May and November of 1995 subject to certain conditions.

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

     In consideration for the Services to be rendered by TC/GP, the Partnership will pay an annual fee (which is identical to the fee which was payable under the management agreement) to TC/GP in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993 - $40.5 million; 1994 - $45.0 million; 1995 and thereafter - $50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, the annual fee will be $0. In addition, TC/GP will be entitled to an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TC/GP $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the EBITDA target for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TC/GP will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income.

     During the year ended 1994, the Partnership recorded fees of $2,111,000 under the Services Agreement.

     Unless sooner terminated pursuant to its terms, the Services
Agreement will expire on December 31, 2005.

                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

        (A) Financial Statements. See the Index immediately following the signature page.

        (B) Reports on Form 8-K. Funding did not file any reports on form 8-K during the last quarter of the year ended December 31, 1994.

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

10.33(11)      -Intentionally Omitted.

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

_________________


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

(15) Incorporated herein by reference to the Exhibit to Funding's and the Partnership's Registration Statement on
        Form S-4, Registration No.  33-68038.

                   INDEX TO FINANCIAL STATEMENTS


     Report of Independent Public Accountants                 F-1

     Consolidated Balance Sheets of Trump's Castle
        Associates and Subsidiary as of December 31,
        1994 and 1993                                         F-2

     Consolidated Statements of Operations of Trump's
        Castle Associates and Subsidiary for the years
        ended December 31, 1994, 1993 and 1992                F-3

     Consolidated Statements of Capital (Deficit) of
        Trump's Castle Associates for the years ended
        December 31, 1994, 1993 and 1992                      F-4

     Consolidated Statements of Cash Flows of Trump's
        Castle Associates and Subsidiary for the years
        ended December 31, 1994, 1993 and 1992                F-5

     Notes to Consolidated Financial Statements of
        Trump's Castle Associates and Subsidiary              F-6


     Schedule

          II    Valuation and Qualifying Accounts for the
                  years ended December 31, 1994, 1993 and
                  1992                                        F-19

          Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the combined financial statements or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Trump's Castle Associates
  and Subsidiary:


     We have audited the accompanying consolidated balance sheets of Trump's Castle Associates (a New Jersey general partnership) and Subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates and Subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                Arthur Andersen, LLP

Roseland, New Jersey
February 16, 1995

       F-2A

              TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

      CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1994 AND 1993


            ASSETS                                1994          1993

CURRENT ASSETS:
     Cash and cash equivalents (Note 3)       $19,122,000   $20,439,000
     Trade receivables, less allowance for
        doubtful accounts of $3,704,000 and
        $1,928,000 respectively                 6,403,000     7,316,000
     Accounts receivable, other                 2,455,000     2,338,000
     Due from affiliates, net  (Note 6)           434,000       615,000
     Inventories  (Note 3)                      1,790,000     2,315,000
     Prepaid expenses and
         other current assets  (Note 3)         4,830,000     3,515,000

                Total current assets          $35,034,000   $36,538,000


PROPERTY AND EQUIPMENT  (Notes 3, 4, and 5):
     Land and land improvements                62,706,000    62,177,000
     Buildings and building improvements      327,487,000   324,636,000
     Furniture, fixtures and equipments       108,308,000   103,446,000
     Construction in progress                   3,196,000     3,194,000

                                              501,697,000   493,453,000
     Less - Accumulated depreciation          173,523,000   159,099,000

                                              328,174,000   334,354,000


OTHER ASSETS                                    5,589,000     5,043,000



               Total assets                  $368,797,000  $375,935,000




    The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

       F-2B

              TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

      CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1994 AND 1993


LIABILITIES AND CAPITAL (DEFICIT)                     1994          1993

CURRENT LIABILITIES:
     Current maturities-other borrowings (Note 5)  $1,108,000            $0
     Trade accounts payable                         5,616,000     2,354,000
     Accrued payroll                                8,625,000     8,842,000
     Accrued interest payable  (Note 2)             3,994,000       234,000
     Unredeemed chip liability (Note 6)             1,687,000     4,448,000
     Patron deposits                                  227,000     3,099,000
     Other                                         12,827,000    15,486,000

               Total current liabilities           34,084,000    34,463,000

MORTGAGE NOTES, due 2003 (Notes 4 and 10)         204,412,000   202,552,000
  (Net of discount of $ 37,729,000)
PIK NOTES, due 2005 (Notes 4 and 10)               46,129,000    42,242,000
  (Net of discount of $ 7,965,000)
OTHER LONG TERM LIABILITIES                         3,315,000        -

OTHER BORROWINGS  (Note 5)                         63,892,000    65,000,000

               Total liabilities                  351,832,000   344,257,000

COMMITMENTS AND CONTINGENCIES  (Note 7)

PARTNERS' CAPITAL   (Notes 2 and 6):
     Contributed Capital                           73,395,000    73,395,000
     Accumulated Deficit                          (56,430,000)  (41,717,000)


               Total partners' capital             16,965,000    31,678,000


               Total liabilities and capital     $368,797,000  $375,935,000


    The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

              TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                            1994          1993         1992
REVENUES:
  Gaming  (Note 3)                     $258,455,000  $246,370,000 $242,008,000
  Rooms                                  19,514,000    19,647,000   17,785,000
  Food and beverage                      28,447,000    30,608,000   31,361,000
  Other                                   8,969,000     8,201,000    8,152,000

      Gross Revenues                    315,385,000   304,826,000  299,306,000

   Less-Promotional allowances (Note 3)  31,572,000    31,599,000   30,656,000

      Net Revenues                      283,813,000   273,227,000  268,650,000


COSTS AND EXPENSES  (Notes 2, 6 and 7)
  Gaming                                153,908,000   148,415,000  149,376,000
  Rooms                                   3,036,000     3,421,000    3,306,000
  Food and beverage                      13,887,000    15,970,000   16,502,000
  General and administrative             57,108,000    50,044,000   52,939,000
  Depreciation and amortization          14,437,000    16,425,000   19,802,000
  Reorganization costs                       -             -         5,983,000
  Other                                  12,613,000    11,086,000   12,715,000

                                        254,989,000   245,361,000  260,623,000


      Income from operations             28,824,000    27,866,000    8,027,000

INTEREST INCOME                             636,000       675,000      499,000

INTEREST EXPENSE, including
    approximately $9,000,000
    in transaction costs related
    to the Recapitalization Plan
    in 1993 (Note 2).                   (44,173,000)  (56,926,000) (45,360,000)

      Loss before extraordinary gain    (14,713,000)  (28,385,000) (36,834,000)

EXTRAORDINARY GAIN ON PLAN
    OF REORGANIZATION (Note 2)               -             -       128,187,000


      Net Income (Loss)                ($14,713,000) ($28,385,000) $91,353,000




    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992






                                         Contributed Accumulated
                                          Capital     Deficit       Total

Balance at December 31, 1991          $40,070,000 ($103,476,000) ($63,406,000)

    Capital Contribution               33,325,000        -         33,325,000
    Net income                             -         91,353,000    91,353,000
    Partnership Distribution               -           (473,000)     (473,000)

Balance at December 31, 1992           73,395,000   (12,596,000)   60,799,000

    Net loss                               -        (28,385,000)  (28,385,000)
    Partnership Distribution (Note 6)      -           (736,000)     (736,000)

Balance at December 31, 1993           73,395,000   (41,717,000)   31,678,000
    Net loss
                                           -        (14,713,000)  (14,713,000)

Balance at December 31, 1994          $73,395,000  ($56,430,000)  $16,965,000







         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                   1994         1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)income                            ($14,713,000) ($28,385,000)  $91,353,000
 Adjustments to reconcile net (loss)income
   to net cash flows provided by (used in)
   operating activities-
   Noncash charges-
      Extraordinary Gain                            -            -       (128,187,000)
      Depreciation and amortization            14,437,000    16,425,000    19,802,000
      Accretion of bond discount                2,148,000    10,395,000     6,617,000
      Provision for losses on receivables       3,438,000       755,000     2,290,000
      Amortization of CRDA tax credits            955,000       115,000       679,000
      Valuation allowance - CRDA investments      735,000       953,000       656,000

                                                7,000,000       258,000    (6,790,000)

      Increase in receivables                  (2,461,000)   (3,461,000)   (2,057,000)
      Decrease (increase) in inventories          525,000      (155,000)     (309,000)
      (Increase) decrease in other
         current assets                        (2,461,000)     (701,000)      141,000
      Decrease (increase) in other assets       1,069,000       (42,000)    9,368,000
      Increase (decrease) in current
        liabilities                             2,112,000    (4,980,000)   19,028,000
      Increase (decrease) in other
        liabilities                             3,315,000             0             0

           Net cash flows provided by
            (used in) operating activities      9,290,000    (9,081,000)   19,381,000

CASH FLOWS USED BY INVESTING ACTIVITIES:
      Purchases of property and equipment, net (8,257,000)  (10,396,000)   (8,574,000)
      Purchase of CRDA investments             (2,350,000)   (2,958,000)   (1,696,000)

           Net cash flows used in
            investing activities              (10,607,000)  (13,354,000)  (10,270,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of Senior Notes                     -         27,000,000        -
      Repayment of Bank Borrowings                 -         (7,000,000)       -
      Distributions to TC\GP,INC.                  -           (736,000)     (473,000)

           Net cash flows provided by
            (used in) financing activities          -        19,264,000      (473,000)
           Net (decrease) increase in
            cash and cash equivalents          (1,317,000)   (3,171,000)    8,638,000

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                         20,439,000    23,610,000    14,972,000

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                              $19,122,000   $20,439,000   $23,610,000



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

     The Partnership was formed as a limited partnership in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort ("Trump's Castle"). The Partnership converted to a general partnership in February 1992. As a result of a recapitalization involving the Partnership, the Company and TC/GP, Inc. ("TC/GP") in December, 1993 (Note 2), the Partnership is wholly-owned by Donald J. Trump, and his wholly-owned companies, TC/GP and Trump's Castle Hotel & Casino Inc. ("TCHC"), subject to outstanding warrants for 50% of TCHI (the "TCHI Warrants").
Donald J. Trump has pledged his direct and indirect ownership interest in the Partnership as collateral under various personal debt agreements.

     The Company was incorporated on May 28, 1985 solely to serve as a financing company to raise funds through the issuance of bonds to the public (Note 4). Since the Company has no business operations, its ability to repay the principal and interest on the 11-1/2% Senior Secured Notes due 2000 (the "Senior Notes"), the 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.


(2)  Plan of Reorganization and Subsequent Recapitalization:

     Plan of Reorganization

     On March 9, 1992, the Partnership, the Company, and TCHC filed a voluntary petition for relief under chapter 11, title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and filed a Plan of Reorganization (the "Plan"). The Plan was confirmed by the Bankruptcy Court on May 5, 1992 and the Plan was consummated on May 29, 1992 (the "Effective Date"). Pursuant to the terms of the Plan, the Company's then outstanding bonds (the "Old Bonds") were exchanged for new bonds and common stock of TC/GP (Note 4) and certain modifications were made to the terms of bank borrowings (Note 5) and amounts owed to Donald J. Trump (Note
6). The issuance of the common stock of TC/GP resulted in approximately 50% of the beneficial ownership interest in the Partnership being transferred to the holders of the Old Bonds.

     In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Bonds issued at the time of the reorganization were stated at the present value of amounts to be paid, determined at current interest rates (effective rate of approximately 17.4%). The effective interest rate of these Bonds was determined based on the trading price of these Bonds for a specific period. Stating the debt at its approximate present value resulted in a reduction in the $322,987,000 initial face amount of these Bonds of approximately $96,896,000. This gain was to be offset by increased interest costs over the period of the bonds to accrete such bonds to their face value at maturity.

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

     The Plan resulted in an extraordinary gain totaling approximately $128,187,000, including the $96,896,000 discussed above, $18,000,000 representing the forgiveness of bank debt (Note
5), and $22,805,000 representing a discharge of accrued interest and accretion on indebtedness less the write-off of unamortized loan issuance costs of $9,514,000. On the Effective date, 35,447 of additional units (Note 4) were issued in lieu of the Bond Carryforward Amount, as defined and the Effective Date Amount, as defined. Additionally, the Plan resulted in a discharge of related party indebtedness in the approximate amount of $33,325,000 which has been accounted for as a contribution to capital (Note 6).

     Recapitalization

     On December 28, 1993, the Partnership, the Company and TC/GP consummated a Recapitalization Plan whereby each $1,000 of principal of the 9.5% Mortgage Bonds issued as part of the Plan was exchanged for $750 principal amount of the Company's 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes"), $120 principal amount of the Company's Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") and a cash payment of $6.19 plus all accrued and unpaid interest. Those bondholders who did not elect to exchange their Bonds received a cash payment in redemption of their Bonds of $750 for each $1,000 of principal amount of bonds plus accrued and unpaid interest. In addition, each share of TC/GP common stock was exchanged for $35 principal amount of PIK Notes.

     As a result of the Recapitalization Plan, approximately 96% of the principal amount of the previously issued Bonds were exchanged for Mortgage Notes and PIK Notes and the TC/GP common stock was redeemed. Those Bonds that were redeemed for cash were purchased at an amount which approximated their net book value at the date of purchase. The net book value of the exchanged Bonds has been carried forward and allocated to the Mortgage Notes and PIK Notes in proportion to the principal amount of Mortgage Notes and PIK Notes issued. The difference between the principal amount and net book value of these Mortgage Notes and PIK Notes will be accreted as a charge to interest expense over the life of the Mortgage Notes and PIK Notes using the effective interest method.

     In addition to the Mortgage Notes and PIK Notes, the Company issued $27,000,000 of 11-1/2% Senior Secured Notes, due 2000 (the
"Senior Notes"). A portion of the proceeds from the Senior Notes were used to repay the $7,000,000 Grid Note (Note 5).

     Transaction costs related to the Recapitalization of approximately $9,000,000 were included in interest expense.
Included in these costs was a $1,500,000 bonus to Donald J. Trump for the services he provided in connection with the Recapitalization.


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

December 31, 1994, 1993 and 1992 are as follows:

                       1994           1993           1992
                   ___________    ___________    ___________

Rooms              $ 6,554,000    $ 5,834,000    $ 5,390,000
Food and Beverage   17,342,000     17,332,000     17,351,000
Other                2,693,000      2,073,000      1,954,000
                   ___________    ___________    ___________

                   $26,589,000    $25,239,000    $24,695,000
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

     As of December 31, 1994, the Partnership had New Jersey State net operating losses of approximately $158,000,000, which are available to offset taxable income through 2000.

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

     The following supplemental disclosures are made to the statements of cash flows:

                                1994        1993        1992
Cash paid during the        ___________  ___________  __________
year for interest
(net of amounts
capitalized)                $31,255,000  $44,857,000  $8,172,000
                            ===========  ===========  ==========

Issuance of debt in
exchange for accrued        $ 3,559,000  $   -0-      $   -0-
interest                    ===========  ===========  ==========


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

     As discussed in Note 2, On December 28, 1993 all of the outstanding Mortgage Bonds and TC/GP Common stock were either redeemed or exchanged for Mortgage and PIK Notes. The Mortgage Notes bear interest, payable in cash, semi-annually, commencing May 15, 1994 at 11-3/4% and mature on November 15, 2003. As discussed in Note 2, the net book value of the exchanged bonds has been carried forward and allocated to the Mortgage Notes and PIK Notes in proportion to the principal amount of Mortgage Notes and PIK Notes issued. Accordingly, as of December 31, 1993, the Mortgage Notes and PIK Notes outstanding are reflected on the balance sheet net of unamortized discount of $39,589,000 and $8,257,000 respectively. In the event the PIK Notes are redeemed prior to November 15, 1998, the interest rate on the Mortgage Notes will be reduced to 11-1/2%. The Mortgage Notes may be redeemed at the Company's option at a specified percentage of the principal amount commencing in 1998.

     The PIK Notes bear interest, payable at the Company's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually commencing May 15, 1994 at the rate of 7% through September 30, 1994 and 13-7/8% through November 15, 2003. After November 15, 2003, interest on the Notes is payable in cash, semi-annually at the rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at the Company's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued under the effective interest method for the year ended December 31, 1994. Other Long Term Liabilities of $3.3 million represents a cash differential of $2.8 million as a result of the application of the effective interest method and $.6 million of additional PIK notes to be issued on May 15, 1995.

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

     The principal amount of the amended Term Loan (the "Amended Term Loan") was reduced to $38,000,000. The Amended Term Loan has an initial maturity of three years from the Effective Date and under its terms, the Partnership has the option, subject to certain conditions, to extend the Amended Term Loan an additional five years. The Partnership intends to exercise its option to extend the Amended Term Loan. Upon such an extension, the interest rate applicable to the Midlantic Term Loan will be either a fluctuating or fixed rate, at Midlantic's option, adjusted to such rate in excess of Midlantic's prime rate as Midlantic may determine is reasonable for a secured term loan of that nature, but in any event such rate will not be less than 9% per annum nor more than, in the case of a fluctuating rate, 3% above Midlantic's prime rate in effect from time to time, and in the case of a fixed rate, 3% above Midlantic's prime rate in effect at the time of extension. In addition, if the term of the Midlantic Term Loan is extended, the outstanding principal amount of the Midlantic Term Loan will be amortized over the five-year extension period on a twenty-year amortization schedule requiring principal prepayments of $158,333 per month over such period. It will be an additional condition to the exercise of such extension option that the Partnership will have paid Midlantic all accrued interest and principal required to be paid on the Midlantic Term Loan through the date of extension.

     The Amended Term Loan is secured by a mortgage lien on Trump's Castle that is prior to the lien securing the Mortgage
Notes (Note 4) and the Senior Notes described below.

     The amended Grid Note (the "Amended Grid Note") bore interest at 8.5% and the outstanding principal amount of $13,000,000 was reduced to $7,000,000 payable on demand as part of the Plan (Note 2). On December 28, 1993, the Amended Grid Note was paid in full.

     Senior Notes

     On December 28, 1993, the Company issued 11-1/2% Senior Secured Notes, due 2000. Similar to the Mortgage Notes, the Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump's Castle and substantially all of the other assets of the Partnership. In addition, the Partnership has guaranteed (the "Senior Guaranty") the payment of the Senior Notes, which Senior Guaranty is secured by a mortgage on Trump's Castle. The Senior Partnership Note and the Senior Guaranty are subordinated to the Amended Term Loan described above.

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

     Pursuant to the Management Agreement, the Partnership was required to pay an annual fee in the amount of $1,500,000 to TCMC for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, TCMC, beginning with the fiscal year ended December 31, 1994, was to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year. During the year ended December 31, 1993, the Partnership incurred fees and expenses of $1,647,000 under the Management Agreement.

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

     In consideration for the services to be rendered, the Partnership will pay TC/GP an annual fee on the same basis as that of the previous Management Agreement, discussed above. During the year ended December 31, 1994, the Partnership incurred fees and expenses of $2,111,000 under the Services Agreement. The Services Agreement expires on December 31, 2005.

     Other Payments to Donald J. Trump

     During 1994, the Board of Partner Representatives approved a $1,000,000 bonus to be paid to Trump in 1995, based on 1994 operating results. The amount is payable in two equal installments in May 1995 and November 1995 and is subject to the maintenance of certain minimum cash balances after the semi-annual payment of interest and CCC approval. This amount has been accrued for in the accompanying financial statements.

     Fred Trump Gaming Chip Liability

     In December 1990, Fred Trump, the father of Donald J. Trump, placed $3,500,000 in cash on deposit with the Partnership's casino cage, which was recorded by the Partnership as a gaming patron deposit. Counter checks totaling $3,500,000 were issued against the deposit, for which Fred Trump received gaming chips valued at $3,500,000. On October 8, 1992, in accordance with the indenture, pursuant to which the Bonds were issued, ("Bond Indenture") Fred Trump redeemed $1,000,000 in gaming chips for cash. In December 1993, Fred Trump redeemed $1,000,000 in gaming chips and placed the same amount on deposit in the casino cage. This amount was included in Patrons Deposits as of December 31, 1993 and was subsequently redeemed on January 6, 1994. On May 19, 1994 in accordance with the Bond Indentures, Fred Trump redeemed $1,475,000 in gaming chips for cash. The remaining gaming chip liability to Fred Trump of $25,000 is included in unredeemed chip liability as of December 31, 1994.

     Due from Affiliates

     Amounts due from affiliates were $434,000 and $615,000 as of December 31, 1994 and 1993, respectively. The Partnership has engaged in some limited intercompany transactions with Trump's Plaza Associates (TPA), Trump Taj Mahal Associates, (TTMA), Plaza Operating Partners, Ltd. (Plaza Hotel -- the partnership which operates The Plaza Hotel in New York City) and the Trump Organization (TO). TPA, TTMA, Plaza Hotel and TO are affiliates of Donald J. Trump. These transactions include certain shared payroll costs as well as complimentary services offered to customers, for which the Partnership makes initial payments and is then reimbursed by the affiliates.

     During 1994, the Partnership incurred expenses of approximately $1,631,000 in corporate salaries and $1,047,000 of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $2,438,000 for services rendered and had $441,000 of charges for similar costs incurred by these related entities on behalf of the Partnership.

     During 1993, the Partnership incurred expenses of approximately $1,332,000 in corporate salaries and $952,000 of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $2,004,000 for services rendered and had $407,000 of charges for similar costs incurred by these related entities on behalf of the Partnership.

     During 1992, the Partnership incurred expenses of approximately $1,240,000 in corporate salaries, $513,000 of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $1,372,000 for services rendered and had $202,000 of charges for similar costs incurred by these related entities on behalf of the Partnership.

     Partnership Agreement

     Under the terms of the Partnership Agreement, the Partnership was required to pay all costs incurred by TC/GP. For the years ended December 31, 1994 and December 31, 1993, the Partnership paid $1,188,000 and $736,000, respectively of expenses on behalf of TC/GP. For the year ended December 31, 1994 these costs were charged to general and administrative expense in the accompanying financial statements. For the year ended December 31, 1993 these costs were expenses of TC/GP and recorded as a capital distribution.


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

     Employment Agreements

     The Partnership has entered into employment agreements with certain key employees which expire at various dates through

January 16, 1997. Total minimum commitments on these agreements at December 31, 1994 were approximately $5,717,000.

     Legal Proceedings

     The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

     Casino Reinvestment Development Authority Obligations

     Pursuant to the provisions of the Act, the Partnership, must either obtain investment tax credits (as defined in the Act), in an amount equivalent to 1.25% of its gross casino revenues (as defined in the Act) or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

     From time-to-time the Partnership has elected to donate funds that it has on deposit with the CRDA in return for tax credits to satisfy substantial portions of the Partnership's future investment alternative tax obligations. Donations in the amount of $6,440,000 and $568,000 were made in 1994 and 1993, respectively. These donations, net of the tax credits received, were charged against operations in the year in which they were made and resulted in CRDA tax credits of $1,474,000 and $290,000 to be applied to the years ending December 31, 1994 and 1993, respectively. For the years ended December 31, 1994, 1993 and 1992 the Partnership charged to operations $955,000, $115,000 and $679,000 respectively which represents amortization of a portion of the tax credits discussed above.

     In addition, for the years ended December 31, 1994, 1993, and 1992, the Partnership charged to operations $735,000, $953,000 and $656,000, respectively, to give effect to the below market interest rates associated with purchased CRDA bonds.


(8) Employee Benefit Plans:

     The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 5% of the employee's earnings. The Partnership recorded charges of approximately $899,000, $846,000 and $764,000 for matching contributions for the years ended December 31, 1994, 1993 and 1992, respectively.

     The Partnership makes payments to various trusteed pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 1994, 1993 and 1992 were $455,000, $407,000 and $397,000, respectively.

     The Partnership provides no other material post employment benefits.


(9)  Financial Information of the Company:

     Financial information relating to the Company as of and for the years ended December 31, 1994 and 1993 is as follows:

                                         (in thousands of dollars)

                                               1994       1993

Total Assets (including Mortgage Notes       $323,235   $319,640
Receivable of $242,141,000, PIK Notes        ========   ========
Receivable of $54,094,000 and Senior
Notes Receivable of $27,000,000 in 1994
and Mortgage Notes Receivable of
$242,141,000, PIK Notes Receivable of
$50,499,000 and Senior Notes Receivable
of $27,000,000 in 1993

Total Liabilities and Capital (including     $323,235   $319,640
Mortgage Notes payable of $242,141,000,      ========   ========
PIK Notes payable of $54,094,000 and
Senior Notes payable of $27,000,000 in
1994 and Mortgage Notes payable of
$242,141,000, PIK Notes payable of
$50,499,000 and Senior Notes Payable of
$27,000,000 in 1993.


Interest Income                              $ 41,996   $ 42,008

Interest Expense                             $ 41,996   $ 42,008
                                             ________   ________
Net Income                                   $   -      $   -
                                             ========   ========

(10)  Fair Value of Financial Instruments

     The carrying amount of the following financial instruments of the Partnership and the Company approximate fair value, as follows: (a) cash and cash equivalents and accrued interest receivables and payables based on the short term nature of the financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

     The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices. The fair value of the Mortgage Bonds was based on quoted market prices obtained by the Partnership from its investment advisor.

     The estimated fair values of other financial instruments are as follows:

                                          December 31, 1994
                                    _____________________________
                                    Carrying Amount    Fair Value
                                    _______________  _____________

11-3/4% Mortgage Notes............  $  204,412,000   $ 134,388,000
Increasing Rate PIK Notes.........  $   46,129,000   $  38,407,000



     There are no quoted market prices for the Partnership
Amended Term Loan and Senior Notes. A reasonable estimate of its value could not be made without incurring excessive costs.

                                                                SCHEDULE II

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                             Balance at  Charged to                 Balance at
                             Beginning   Costs and      Other          End
                             of Period    Expenses     Charges      of Period


YEARS ENDED DECEMBER 31, 1994:
  Allowance for doubtful
   accounts                 $1,928,000  $3,438,000  ($1,662,000)<F1> $3,704,000

  Valuation allowance for
   interest differential
   on CRDA bonds            $2,362,000    $934,000        -          $3,926,000




YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful
   accounts                 $2,721,000    $755,000  ($1,548,000)<F1> $1,928,000

  Valuation allowance for
   interest differential
   on CRDA bonds            $1,409,000    $953,000        -          $2,362,000




YEARS ENDED DECEMBER 31, 1992:
  Allowance for doubtful
   accounts                 $3,104,000  $2,290,000  ($2,673,000)<F1> $2,721,000

  Valuation allowance for
   interest differential
   on CRDA bonds              $753,000    $656,000       -           $1,409,000





<F1> Write-off of uncollectible accounts.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 1995.



                                   TRUMP'S CASTLE FUNDING, INC.


                                   By: /s/Donald J. Trump
                                       _____________________
                                       By:  Donald J. Trump
                                       Title: President


                                   TRUMP'S CASTLE ASSOCIATES


                                   By: /s/Donald J. Trump
                                       _____________________
                                       By:  Donald J. Trump
                                       Title: Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.


       Signature                       Title                 Date

TRUMP'S CASTLE FUNDING, INC.

By:/s/Donald J. Trump         Chairman of the Board,     March 15, 1995
   ___________________        President, Chief
   Donald J. Trump            Executive Officer
                              (Principal Executive
                              Officer), Treasurer
                              (Principal Financial
                              Officer) and sole
                              Director of the
                              Registrant.


By:/s/Robert E. Schaffhauser  Assistant Treasurer of     March 15, 1995
   _________________________  of the Registrant
   Robert E. Schaffhauser     (Principal Accounting
                              Officer)

       Signature                       Title                 Date

TRUMP'S CASTLE ASSOCIATES


By:/s/Nicholas L. Ribis       Board of Partner           March 15, 1995
   ____________________       Representatives
   Nicholas L. Ribis


By:/s/Roger P. Wagner         Board of Partner           March 15, 1995
   __________________         Representatives
   Roger P. Wagner


By:/s/Asher O. Pacholder      Board of Partner           March 15, 1995
   _____________________      Representatives
   Asher O. Pacholder


By:/s/Wallace B. Askins       Board of Partner           March 15, 1995
   ____________________       Representatives
   Wallace B. Askins


By:/s/Thomas F. Leahy         Board of Partner           March 15, 1995
   __________________         Representatives
   Thomas F. Leahy


By:/s/Robert E. Schaffhauser  Chief Financial Officer    March 15, 1995
   _________________________  and Chief Accounting
   Robert E. Schaffhauser     Officer of the Partnership