Form 10-Q
period 1995-03-31
TRUMPS CASTLE FUNDING INC
filed 1995-05-15
CIK 770618

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                      ______________________________

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1995


                         Commission File No. 1-9029

                      ______________________________


                        TRUMP'S CASTLE FUNDING, INC.
           (Exact name of Registrant as Specified in its Charter)

               NEW JERSEY                           11-2739203
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

                            One Castle Boulevard
                       Atlantic City, New Jersey 08401
                               (609) 340-5191
      (Address, Including Zip Code and Telephone Number, Including Area
             Code, of Registrant's Principal Executive Offices)

                      ______________________________


                          TRUMP'S CASTLE ASSOCIATES
           (Exact name of Registrant as Specified in its Charter)

               NEW JERSEY                           22-2608486
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

                            One Castle Boulevard
                       Atlantic City, New Jersey 08401
                               (609) 340-5191
     (Address, Including Zip Code and Telephone Number, Including Area
             Code, of Registrant's Principal Executive Offices)

                      ______________________________

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

As of April 30, 1995, there were 200 shares of Trump's Castle
Funding, Inc.'s common stock outstanding.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY



                            INDEX TO FORM 10-Q

                                                                    Page
                                                                   Number

PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

          Consolidated Balance Sheets of Trump's Castle
           Associates and Subsidiary as of March 31, 1995
           (unaudited) and December 31, 1994                        4

          Consolidated Statements of Operations of Trump's
           Castle Associates and Subsidiary for the three
           month periods ended March 31, 1995 and 1994
           (unaudited)                                              5

          Consolidated Statement of Changes in Capital
           of Trump's Castle Associates and Subsidiary for
           the three months ended March 31, 1995
           (unaudited)                                              6

          Consolidated Statements of Cash Flows for Trump's
           Castle Associates and Subsidiary for the three
           months Ended March 31, 1995 and 1994
           (unaudited)                                              7

          Notes to Consolidated Financial Statements               8-9

 Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10-12

PART II -- OTHER INFORMATION

 Item 1 -- Legal Proceedings                                        13
 Item 2 -- Changes in Securities                                    13
 Item 3 -- Defaults Upon Senior Securities                          13
 Item 4 -- Submission of Matters to Vote of Security Holders        13
 Item 5 -- Other Information                                        13
 Item 6 -- Exhibits and Reports on Form 8-K                         13

 Signatures                                                         14

                     TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS

                                  (in thousands)

                                             March 31,
                                               1995           December 31,
                 ASSETS                    (unaudited)            1994
                                          _____________      ______________
CURRENT ASSETS:
  Cash and temporary investments             $22,581            $19,122
  Receivables, net                             6,311              8,858
  Due from affiliates, net                       613                434
  Inventories                                  1,651              1,790
  Other current assets                         5,175              4,830
                                            ________           ________
   Total Current Assets                       36,331             35,034

PROPERTY AND EQUIPMENT, NET                  325,997            328,174

OTHER ASSETS                                   5,923              5,589
                                            ________           ________
     Total Assets                           $368,251           $368,797
                                            ========           ========

        LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities - other borrowings       $1,108             $1,108
  Accounts payable and accrued expenses       24,396             28,982
  Accrued interest payable                    11,854              3,994
                                            ________           ________
    Total Current Liabilities                 37,358             34,084

MORTGAGE NOTES, due 2003 net of              204,921            204,412
   unamortized discount of $37,220
   and $37,729

PIK NOTES, due 2003 net of                    46,198             46,129
   unamortized discount of $7,896
   and $7,965

OTHER BORROWINGS                              63,892             63,892

OTHER LONG TERM LIABILITIES                    5,168              3,315
                                            ________           ________
    Total Liabilities                        357,537            351,832
                                            ________           ________
CAPITAL                                       10,714             16,965
                                            ________           ________
    Total Liabilities and Capital           $368,251           $368,797
                                            ========           ========

            The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (unaudited)
                                   (in thousands)


                                                  For the Three Months
                                                     Ended March 31
                                                 1995               1994
                                               _______            _______
REVENUES:
  Gaming                                       $60,220            $61,782
  Rooms                                          3,998              3,923
  Food & beverage                                6,056              6,268
  Other                                          1,600              1,565
                                               _______            _______
     Gross Revenues                             71,874             73,538

Less-Promotional allowances                      6,433              7,209
                                               _______            _______
   Net Revenues                                 65,441             66,329
                                               _______            _______
COSTS AND EXPENSES:
  Gaming                                        35,827             37,766
  Rooms                                            634                630
  Food & beverage                                2,783              2,750
  General and administrative                    17,899             18,277
  Depreciation and amortization                  3,536              3,591
                                               _______            _______
   Total costs and expenses                     60,679             63,014
                                               _______            _______
     Income From Operations                      4,762              3,315

INTEREST INCOME                                    154                147

INTEREST EXPENSE                               (11,167)           (10,946)
                                               ________           ________
     Net Loss                                  ($6,251)           ($7,484)
                                               ========           ========







            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CAPITAL

                     FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                    (unaudited)
                                  (in thousands)






                                  Partners'     Partners'
                                   Capital       Deficit        Total
                                 ___________   ___________   __________
Balance at December 31, 1994       $73,395      ($56,430)      $16,965

Net Loss                                -         (6,251)       (6,251)
                                   _______      _________      _______
Balance at March 31, 1995          $73,395      ($62,681)      $10,714


























            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                (in thousands)


                                                        For the Three Months
                                                           Ended March 31
                                                          1995         1994
                                                         ______       ______
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($6,251)      ($7,484)
  Adjustments to reconcile net profit (loss)
     to net cash flows provided by (used in)
     operating activities
     Noncash Charges-
      Depreciation and amortization                      3,536         3,591
      Accretion of bond discounts                          578           551
      Provision for losses on receivables                  238         2,388
      Valuation adjustment of CRDA investments             345           291
                                                        _______      _______
                                                        (1,554)         (663)

      (Increase) Decrease in receivables, net            2,130        (3,807)
      (Increase) Decrease in inventories                   139          (155)
      (Increase) Decrease in other current assets         (490)          183
      Decrease in other assets                              66         2,089
      Increase in current liabilities                    3,274         1,907
      Increase in other liabilities                      1,853             0
                                                        ______        ______
         Net cash flows provided by (used in)
           operating activities                          5,418          (446)
                                                        ______        ______

CASH FLOWS USED BY INVESTING ACTIVITIES:

      Purchases of property and equipment, net          (1,359)         (931)
      Purchase of CRDA investments                        (600)         (703)
                                                        ______        ______
         Net cash flows used in investing activities    (1,959)       (1,634)


Net Increase (Decrease) in cash and cash equivalents     3,459        (2,080)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                              19,122        20,439
                                                        ______        ______
CASH AND CASH EQUIVALENTS
    AT MARCH 31                                        $22,581       $18,359
                                                       =======       =======
SUPPLEMENTAL INFORMATION:
    Cash paid for interest                                $855          $857
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

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1994 filed with the Securities and Exchange
Commission.

     The results of operations for the three month period ended
March 31, 1995 are not necessarily indicative of the operating results to be attained for any other period.

(2)  PIK Notes

     On November 15, 1994, the semi-annual interest payment of $2,250,000 on the Increasing Rate Subordinated Pay-In-Kind Notes due 2005 (the "PIK Notes") was paid by issuance of additional PIK Notes. The Partnership anticipates that approximately $3,753,000 principal amount of additional PIK Notes will be issued in lieu of cash interest on May 15, 1995. Pursuant to the terms of the PIK Note Indenture, the interest on the PIK Notes increased from the rate of 7% per annum, which was effective On October 1, 1994, to 13-7/8% per annum.

(3)   Financial Information of the Company

     Financial information relating to the Company is as follows (in thousands):


                                       March 31,      December 31,
                                         1995             1994
                                       _________      ___________

Total Assets (including Mortgage       $323,235         $323,235
  Notes Receivable of $242,141 at      ========         ========
  March 31, 1995 and December 31,
  1994, PIK Notes Receivable of
  $54,094 at March 31, 1995 and
  December 31, 1994, and Senior
  Notes Receivable of $27,000 at
  March 31, 1995 and December
  31, 1994.)


Total Liabilities and Capital          $323,235         $323,235
 (including Mortgage Notes             ========         ========
 Payable of $242,141 at March
 31, 1995 and December 31, 1994,
 PIK Notes Payable of $54,094 at
 March 31, 1995 and December 31,
 1994 and Senior Notes Payable
 of $27,000 at March 31, 1995
 and December 31, 1994.)


                                       March 31,       March 31,
                                         1995            1994
                                       _________       _________
Interest Income                        $ 10,292        $ 10,083

Interest Expense                         10,292          10,083
                                       ________        ________
Net Income                             $   -           $   -
                                       ========        ========

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

Results of Operations for the Three Month Period
Ended March 31, 1995 and March 31, 1994.

     The Partnership's net revenues (gross revenues less promotional expenses) for the three months ended March 31, 1995 and 1994 totaled approximately $65.4 million and $66.3 million, respectively, representing a $0.9 million (1.4%) decrease. Gaming revenues were approximately $60.2 million for the three months ended March 31, 1995 and $61.8 million for the comparable period in 1994.

     Gaming revenue is comprised of table game win, slot machine, keno and simulcasting win. For the three months ended March 31, 1995 and 1994, table game win at Trump's Castle approximated $16.0 million and $22.9 million, respectively. During these periods, dollars wagered on table games totaled approximately $101.1 million with a win percentage of 15.5% in 1995 and $111.2 million with a win percentage of 20.1% in 1994. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long term, it can vary significantly from quarter to quarter, due in part to the play of certain gaming patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended March 31, 1995 and 1994, table game credit extended to customers was approximately 26.2% and 31.0% of overall table play, respectively. Credit play is directly related to the gaming patron mix. The credit percentage tends to increase as the result of increased play by individuals who wager relatively large sums. These patrons tend to use a higher percentage of credit when they wager.

     For the three months ended March 31, 1995 and 1994, slot win at Trump's Castle approximated $43.8 million and $38.9 million, respectively. Dollars wagered on slot machines totaled approximately $487.9 million and $427.6 million for the three months ended March 31, 1995 and 1994, respectively, with a win percentage of 9.0% in 1995 and 9.1% in 1994. The Partnership believes that the increase in slot revenue, which resulted from the increase in dollars wagered, is attributable in part to the success of its marketing strategy and to general growth in the industry.

     In the aggregate, nongaming revenues at Trump's Castle did not vary significantly for the three months ended March 31, 1995 when compared to the same period in 1994.

     Gaming costs and expenses decreased for the three months ended March 31, 1995 by $1.9 million, as compared to the three months ended March 31, 1994. This decrease is attributable to a $2.0 million bad debt reserve recorded in the first quarter of 1994. The $2.0 million bad debt reserve was recorded against a $4.0 million receivable relating to the January 1, 1994 gaming loss by four international table game patrons. Approximately $1.4 million remains outstanding, with $1 million of this amount reserved.

     INFLATION. There was no significant impact on the Partnership's operations as a result of inflation during the three months ended March 31, 1995 and 1994.

     LIQUIDITY AND CAPITAL RESOURCES. Cash flow from operating activities is the Partnership's principal source of liquidity.
For the three months ended March 31, 1995, the Partnership's net cash flow provided by operating activities was $5.4 million. Cash and cash equivalents of $22.5 million at March 31, 1995 reflects an increase of $3.5 million from December 31, 1994.

     Capital expenditures of $1.4 million for the three months ended March 31, 1995 were primarily for the purchase of new slot machines.

     Total anticipated capital expenditures for 1995 are approximately $8 million and include casino floor improvements, renovation of hotel rooms and the purchase of slot machines. Management believes that this level of capital expenditure will be sufficient to maintain the competitiveness of the casino, the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. The Partnership intends to finance its capital expenditures in the future with existing cash on hand and cash flow from operations.

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

     The Senior Notes have an outstanding principal amount of $27 million, and bear interest at the rate of 11-1/2% per annum (which may be reduced to 11-1/4% upon the occurrence of certain events). The Senior Notes mature on November 15, 2000, and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each on November 15, 1998 and 1999. The Mortgage Notes have an outstanding principal amount of approximately $243 million, bear interest at the rate of 11-3/4% per annum (which may be reduced to 11-1/2% upon the occurrence of certain events), and mature on November 15, 2003. The PIK Notes have an outstanding principal amount of approximately $54.1 million and mature on November 15, 2005. The PIK Notes bore interest at the rate of 7% through September 30, 1994, when, pursuant to their terms, the interest rate increased to 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 1994, the Partnership and Funding issued an additional $3.6 million principal amount of PIK Notes in payment of interest on the PIK Notes. The Partnership anticipates that during 1995 interest on the PIK Notes will be paid through the issuance of additional PIK Notes.

     The Partnership anticipates that $36.1 million will be needed in 1995 in operating cash flow to meet its debt service obligations.

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

                         PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings.

           The Partnership and certain affiliated entities are involved in various legal proceedings. Reference is made to the description contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.


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


                         Date: May 12, 1995




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


                         Date: May 12, 1995