Form 10-Q
period 1995-06-30
TRUMPS CASTLE FUNDING INC
filed 1995-08-11
CIK 770618

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                   ______________________________

                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended June 30, 1995


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

As of July 31, 1995, there were 200 shares of Trump's Castle
Funding, Inc.'s common stock outstanding.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY



                            INDEX TO FORM 10-Q

                                                                    Page
                                                                   Number

PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

          Consolidated Balance Sheets of Trump's Castle
           Associates and Subsidiary as of June 30, 1995
           (unaudited) and December 31, 1994                        4

          Consolidated Statements of Operations of Trump's
           Castle Associates and Subsidiary for the three
           and six month periods ended June 30, 1995 and 1994
           (unaudited)                                              5

          Consolidated Statement of Changes in Capital
           of Trump's Castle Associates and Subsidiary for
           the six months ended June 30, 1995
           (unaudited)                                              6

          Consolidated Statements of Cash Flows for Trump's
           Castle Associates and Subsidiary for the six
           months Ended June 30, 1995 and 1994
           (unaudited)                                              7

          Notes to Consolidated Financial Statements               8-10

 Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11-15

PART II -- OTHER INFORMATION

 Item 1 -- Legal Proceedings                                        16
 Item 2 -- Changes in Securities                                    16
 Item 3 -- Defaults Upon Senior Securities                          16
 Item 4 -- Submission of Matters to Vote of Security Holders        16
 Item 5 -- Other Information                                        16
 Item 6 -- Exhibits and Reports on Form 8-K                         16

 Signatures                                                         17

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS

                             (in thousands)

                                           June 30,
                                             1995           December 31,
                 ASSETS                  (unaudited)            1994

CURRENT ASSETS:
  Cash and temporary investments             $15,624            $19,122
  Receivables, net                             7,021              8,858
  Due from affiliates, net                       587                434
  Inventories                                  1,579              1,790
  Other current assets                         8,162              4,830
                                           _________          _________
   Total Current Assets                       32,973             35,034

PROPERTY AND EQUIPMENT, NET                  326,276            328,174

OTHER ASSETS                                   6,571              5,589
                                            ________           ________
     Total Assets                           $365,820           $368,797
                                            ========           ========

        LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities - other borrowings       $2,313             $1,108
  Accounts payable and accrued expenses       30,415             28,982
  Accrued interest payable                     4,003              3,994
                                            ________           ________
    Total Current Liabilities                 36,731             34,084

MORTGAGE NOTES, due 2003 net of              205,450            204,412
   unamortized discount of $36,691
   and $37,729

PIK NOTES, due 2005 net of                    49,996             46,129
   unamortized discount of $7,850
   and $7,965

OTHER BORROWINGS                              63,213             63,892

OTHER LONG TERM LIABILITIES                    3,300              3,315
                                            ________           ________
    Total Liabilities                        358,690            351,832

CAPITAL                                        7,130             16,965
                                            ________           ________
    Total Liabilities and Capital           $365,820           $368,797
                                            ========           ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                               (unaudited)
                             (in thousands)

                             For the Three Months  For the Six Months
                                Ended June 30         Ended June 30
                             ___________________   __________________
                               1995        1994      1995       1994
REVENUES:                      ____        ____      ____       ____
  Gaming                      $64,291    $65,868   $124,511   $127,650
  Rooms                         5,196      5,143      9,194      9,066
  Food & beverage               6,924      7,721     12,980     13,989
  Other                         2,234      2,496      3,834      4,061
                              _______    _______   ________   ________
     Gross Revenues            78,645     81,228    150,519    154,766

Less-Promotional allowances     7,930      8,483     14,363     15,692
                              _______    _______   ________   ________
   Net Revenues                70,715     72,745    136,156    139,074

COSTS AND EXPENSES:
 Gaming                        37,850     40,463     73,677     78,229
 Rooms                            693        790      1,327      1,420
 Food & beverage                3,190      3,674      5,973      6,424
 General and administrative    17,637     17,030     35,536     35,307
 Depreciation and amortization  3,577      3,743      7,113      7,334
                              _______    _______   ________    _______
   Total costs and expenses    62,947     65,700    123,626    128,714

     Income From Operations     7,768      7,045     12,530     10,360

INTEREST INCOME                   70        148         224        295

INTEREST EXPENSE             (11,422)   (11,002)    (22,589)   (21,948)
                             _______    _______     ________   _________
     Net Loss                ($3,584)   ($3,809)    ($9,835)  ($11,293)
                             ========   ========    ========   =========







          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITAL

                  FOR THE SIX MONTHS ENDED JUNE 30, 1995

                              (unaudited)
                             (in thousands)






                                  Partners'     Partners'
                                   Capital       Deficit         Total
                                 __________    __________      ________
Balance at December 31, 1994      $73,395       ($56,430)       $16,965

Net Loss                               -          (9,835)        (9,835)
                                 __________    __________      _________
Balance at June 30, 1995          $73,395       ($66,265)        $7,130


























         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                 (in thousands)

                                                      For the Six Months
                                                         Ended June 30
                                                    ______________________
                                                       1995         1994
                                                       ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           ($9,835)     ($11,293)
 Adjustments to reconcile net profit (loss)
  to net cash flows provided by (used in)
  operating activities
  Noncash Charges-
   Depreciation and amortization                      7,113         7,334
   Accretion of bond discounts                        1,151         1,097
   Provision for losses on receivables                  516         3,723
   Valuation adjustment of CRDA investment              714           615
                                                    _______       _______
                                                       (341)        1,476

   (Increase) Decrease in receivables, net            1,168        (5,157)
   (Increase) Decrease in inventories                   211           180
   (Increase) Decrease in other current assets       (3,632)       (2,610)
   (Increase) Decrease in other assets                 (155)        2,022
   Increase (Decrease) in current liabilities         1,442           306
   Increase (Decrease) in other liabilities           3,739             0
                                                    _______       _______
     Net cash flows provided by (used in)
       operating activities                           2,432        (3,783)
                                                    _______       _______
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment, net          (5,215)       (4,340)
   Purchase of CRDA investments                      (1,241)       (1,459)
                                                    _______       _______
     Net cash flows used in investing activities     (6,456)       (5,799)
                                                    _______       _______

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

   Principal Payments on Other Borrowings              (349)         -
   Other Borrowings                                     875          -
                                                    _______       _______
     Net cash flows used in investing activities        526         -0-
                                                    _______       _______
 Net Increase (Decrease) in cash and
     cash equivalents                                (3,498)       (9,582)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                          19,122        20,439
                                                    _______       _______
CASH AND CASH EQUIVALENTS
     AT JUNE 30                                     $15,624       $10,857
                                                    =======      ========
SUPPLEMENTAL INFORMATION:
     Cash paid for interest                         $17,676       $13,750
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

     The results of operations for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the operating results to be attained for any other period.


(2)  PIK Notes and Other Borrowings

     On May 15, 1995, the semi-annual interest payment of $3,752,771 on the Increasing Rate Subordinated Pay-In-Kind Notes due 2005 (the "PIK Notes") was paid by issuance of additional PIK Notes. Pursuant to the terms of the PIK Note Indenture, the interest on the PIK Notes increased from the rate of 7% per annum to 13-7/8% per annum effective October 1, 1994.

     On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which grants the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton. Hamilton has represented to the Partnership that it is the owner of at least 92% of the outstanding principal amount of the PIK Notes. The Option was granted to the Partnership in consideration of a one million dollar payment to Hamilton.

     The Option which is initially scheduled to expire on December 12, 1995, may be extended until June 21, 1996, and is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered upon exercise of the Option, plus an additional 40% of the principal amount of PIK Notes issued after the date of the Option Agreement and delivered upon exercise of the Option. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership will make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes.

     The Partnership exercised its option to extend the Midlantic Amended Term Loan ("Midlantic Loan") on May 28, 1995. The interest rate was revised to be a fluctuating rate of 3% above Midlantic National Bank's prime rate, but in no event less than 9% per annum. In addition, the outstanding principal amount of the Midlantic Loan will be amortized over the five-year extension period on a twenty year amortization schedule requiring principal prepayments of $158,333 per month over the period.


(3)  Casino License

     On June 22, 1995, the Casino Control Commission renewed the casino license of the Partnership through 1999, subject to certain continuing reporting and compliance conditions.

(4)   Financial Information of the Company

     Financial information relating to the Company is as follows (in thousands):

                                       June 30,      December 31,
                                         1995            1994
                                       ________      ___________

Total Assets (including Mortgage       $282,446        $277,541
  Notes Receivable of $242,141,        ========        ========
  net of unamortized discount
  of $36,691 and $37,729 at
  June 30, 1995 and December 31,
  1994, PIK Notes Receivable of
  $57,846, net of unamortized
  discount of $7,850 at June 30,
  1995 and $54,094, net of
  unamortized of $7,965 at
  December 31, 1994, and Senior
  Notes Receivable of $27,000 at
  June 30, 1995 and December 31,
  1994.)

Total Liabilities and Capital          $282,446        $277,541
 (including Mortgage Notes             ========        ========
 Payable of $242,141, net of
 unamortized discount of $36,691
 and $37,729 at June 30, 1995
 and December 31, 1994, PIK
 Notes Payable of $57,846, net of
 unamortized discount of $7,850 at
 June 30, 1995 and $54,094, net
 of unamortized of $7,965 at
 December 31, 1994 and Senior
 Notes Payable of $27,000 at
 June 30, 1995 and December 31,
 1994.)

                                          For the Six Months
                                             Ended June 30
                                       ________________________
                                         1995            1994
                                       ________        ________

Interest Income                        $ 20,692        $ 20,217

Interest Expense                         20,692          20,217
                                       ________        ________

Net Income                             $   -           $   -
                                       ========        ========

Certain reclassifications have been made to conform with the current year presentation.

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


Results of Operations for the Three Month Period
Ended June 30, 1995 and June 30, 1994.

     The Partnership's net losses for the three months ended June 30, 1995 and June 30, 1994 were $3.6 million and $3.8 million respectively, reflecting an improvement of $0.2 million. Net revenues (gross revenues less promotional expenses) for the three months ended June 30, 1995 and 1994 totaled $70.7 million and $72.7 million, respectively, representing a $2.0 million, 2.8% decrease.

     Gaming revenues, the primary component of gross revenue, were approximately $64.3 million for the three months ended June 30, 1995 and $65.9 million for the comparable period in 1994. Gaming revenue is comprised of table game win, slot machine, keno and simulcasting win. For the three months ended June 30, 1995 and 1994, table game win at Trump's Castle approximated $17.4 million and $19.4 million, respectively. The decline in table game revenue was due to both a decline in the dollars wagered and the win percentage. Dollars wagered on table games totaled approximately $110.4 million with a win percentage of 15.5% in 1995 and $114.1 million with a win percentage of 16.5% in 1994. The table game win percentage is outside the control of the Partnership, and although fairly constant over the long term, can vary significantly from quarter to quarter, due in part to the play of certain gaming patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended June 30, 1995 and 1994, slot win at Trump's Castle approximated $46.6 million and $46.5 million, respectively. Dollars wagered on slot machines totaled approximately $534.4 million and $508.5 million for the three months ended June 30, 1995 and 1994, respectively, with a win percentage of 8.7% in 1995 and 9.1% in 1994.

     Food and beverage revenues decreased to $6.9 million for the three months ended June 30, 1995 from $7.7 million for the comparable period ended June 30, 1994. This $0.8 million decrease is a result of reduced complimentary food & beverage, with an offsetting savings in promotional allowances. Promotional allowances were $7.9 million for the period ended June 30, 1995 as compared to $8.5 million for the period ended June 30, 1994.

     Gaming costs and expenses were $37.9 million for the three months ended June 30, 1995, as compared to $40.5 million for the three months ended June 30, 1994. This decrease of $2.6 million is primarily attributable to $1.0 million less of bad debt expense in the second quarter of 1995. A total $3.0 million bad debt reserve was recorded in the first half of 1994 against a $4.0 million receivable relating to the January 1, 1994 gaming loss by four international table game patrons. Approximately $1.4 million of this receivable remains outstanding, with $1 million of this amount reserved. The additional $1.6 million decrease in expenses is attributable to a variety of cost reduction measures as well as a $0.6 million reduction in revenue related taxes.


Results of Operations for the Six Month Period
Ended June 30, 1995 and June 30, 1994.

     The Partnership's net losses for the six months ended June 30, 1995 and June 30, 1994 were $9.8 million and $11.3 million respectively, reflecting an improvement of $1.5 million. Net revenues (gross revenues less promotional expenses) for the six months ended June 30, 1995 and 1994 totaled $136.2 million and $139.1 million, respectively, representing a $2.9 million, 2.1% decrease.

     Gaming revenues, the primary component of gross revenue, were approximately $124.5 million for the six months ended June 30, 1995 and $127.7 million for the comparable period in 1994. Gaming revenue is comprised of table game win, slot machine, keno and simulcasting win. For the six months ended June 30, 1995 and 1994, table game win at Trump's Castle approximated $33.4 million and $42.3 million, respectively. The decline in table game revenue was due to both a decline in the dollars wagered and the win percentage. Dollars wagered on table games totaled approximately $211.5 million with a win percentage of 15.8% in 1995 and $225.3 million with a win percentage of 18.8% in 1994. The table game win percentage is outside the control of the Partnership, and although fairly constant over the long term, can vary significantly from quarter to quarter, due in part to the play of certain gaming patrons who tend to wager substantial dollar amounts on table games. Approximately $6.0 million of the total $8.9 million decline in table game win is attributable to a single day's win from four international table game patrons on January 1, 1994. (See gaming costs and expenses below.)

     For the six months ended June 30, 1995 and 1994, slot win at Trump's Castle approximated $90.4 million and $85.3 million, respectively. Dollars wagered on slot machines totaled approximately $1,022.3 million and $936.0 million for the six months ended June 30, 1995 and 1994, respectively, with a win percentage of 8.8% in 1995 and 9.1% in 1994. The Partnership believes that the increase in slot revenue, which resulted from the increase in dollars wagered, is attributable in part to the success of its marketing strategy and to industry-wide growth in slot wagers.

     Food and beverage revenues decreased to $13.0 million for the six months ended June 30, 1995 from $14.0 million for the comparable period ended June 30, 1994. This $1.0 million decrease is a result of reduced complimentary food & beverage, with an offsetting savings in promotional allowances. Promotional allowances were $14.3 million for the period ended June 30, 1995 as compared to $15.7 million for the period ended June 30, 1994.

     Gaming costs and expenses were $73.7 million for the six months ended June 30, 1995, as compared to $78.2 million for the six months ended June 30, 1994. This decrease of $4.6 million is primarily attributable to $3.0 million less of bad debt expense in the first half of 1995. For the first six months of 1994, there was a $3.0 million bad debt reserve recorded against a $4.0 million receivable relating to the January 1, 1994 gaming loss by four international table game patrons. Approximately $1.4 million remains outstanding, with $1 million of this amount reserved. The additional $1.6 million decrease in expenses is attributable to a variety of cost reduction measures as well as a $0.8 million reduction in revenue related taxes.

     Inflation. There was no significant impact on the Partnership's operations as a result of inflation during the six months ended June 30, 1995 and 1994.


Liquidity and Capital Resources.

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the six months ended June 30, 1995, the Partnership's net cash flow provided by operating activities before cash debt service was $18.2 million and cash debt service was $15.8 million, resulting in net cash provided by operating activities of approximately $2.4 million. Cash and cash equivalents totaled $15.6 million at June 30, 1995.

     Total anticipated capital expenditures for 1995 are approximately $8.5 million and include casino floor improvements, renovation of hotel rooms and the purchase of slot machines. Management believes that this level of capital expenditure will be sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. Capital expenditures of $5.2 million for the six months ended June 30, 1995 were primarily for the purchase of new slot machines and hotel renovations.

     The Partnership's debt consists primarily of (i) a loan with Midlantic National Bank (the "Midlantic Loan"), (ii) the 11-1/2%
Senior Notes due 2000 (the "Senior Notes"), (iii) the 11-3/4%

Mortgage Notes due 2003 (the "Mortgage Notes"), and (iv) the Increasing Rate Subordinated Pay-in Kind Notes due 2005 (the "PIK Notes"). On May 28, 1995, the Partnership exercised its option to extend the Midlantic Loan for an additional five year term. The Amended Midlantic Loan bears interest at the prime rate plus 3%, currently 11.75%, and requires amortized monthly principal payments of $158,333 which commenced May 31, 1995. The Amended Midlantic Loan matures on May 28, 2000.

     The Senior Notes have an outstanding principal amount of $27 million, and bear interest at the rate of 11-1/2% per annum (which may be reduced to 11-1/4% upon the occurrence of certain events). The Senior Notes mature on November 15, 2000, and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on November 15, 1998 and 1999. The Mortgage Notes have an outstanding principal amount of approximately $242 million, bear interest at the rate of 11-3/4% per annum (which may be reduced to 11-1/2% upon the occurrence of certain events), and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $57.8 million and mature on November 15, 2005. The PIK Notes bore interest at the rate of 7% through September 30, 1994, when, pursuant to their terms, the interest rate increased to 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. On May 15, 1995 the semi-annual interest payment of $3,752,771 due on the PIK Notes was satisfied by the issuance of additional PIK Notes, in lieu of a cash payment.

     On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which grants the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton, which they have represented to be at least 92% of the outstanding principal amount of the PIK Notes.

     The Option which is initially scheduled to expire on December 12, 1995, may be extended until June 21, 1996, and is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered upon exercise of the Option, plus an additional 40% of the principal amount of PIK Notes issued after the date of the Option Agreement and delivered upon exercise of the Option. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership will make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes.

     The Partnership anticipates that $19.0 million will be needed in the second half of 1995 in operating cash flow to meet its debt service obligations.

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

           None


Item 5.    Other Information.

None.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

                Reference is made to the Exhibit Index included in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference, and to which is added the following:

                10.42(16)    Option Agreement, dated as of June 23,
                             1995, between Hamilton Partners, L.P.
                             and Trump's Castle Associates.

                10.43 Form of Amended and Restated Term Note, dated as of May 28, 1995, between Midlantic Bank, N.A. and Trump's Castle Associates.

           (b)  The Company filed the following Current Reports on
                Form 8-K:

                Report dated June 23, 1995, reporting the execution of the Option Agreement.

                              SIGNATURE

               Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.



                         TRUMP'S CASTLE FUNDING, INC.




                         By:  /s/ Robert E. Schaffhauser
                            ____________________________
                               Robert E. Schaffhauser
                               Assistant Treasurer
                               (Duly Authorized Officer and
                               Chief Accounting Officer)


                         Date: August 11, 1995




                         TRUMP'S CASTLE ASSOCIATES

                         By: TC/GP, Inc.
                         Its:  General Partner


                         By:  /s/ Robert E. Schaffhauser
                            ____________________________
                               Robert E. Schaffhauser
                               Assistant Treasurer
                               (Duly Authorized Officer and
                               Chief Accounting Officer)


                         Date: August 11, 1995