Form 10-Q
period 1995-09-30
TRUMPS CASTLE FUNDING INC
filed 1995-11-13
CIK 770618

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                   ______________________________

                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 1995


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


                                              (Continued on next page)

(Continued from previous page)


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

Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

As of November 13, 1995, there were 200 shares of Trump's Castle
Funding, Inc.'s common stock outstanding.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY



                            INDEX TO FORM 10-Q

                                                                   Page
                                                                  Number

PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

          Consolidated Balance Sheets of Trump's Castle
           Associates and Subsidiary as of September 30,
           1995 (unaudited) and December 31, 1994                   4

          Consolidated Statements of Operations of Trump's
           Castle Associates and Subsidiary for the three
           and nine month periods ended September 30, 1995
           and 1994 (unaudited)                                     5

          Consolidated Statement of Capital of Trump's
           Castle Associates and Subsidiary for the nine
           months ended September 30, 1995 (unaudited)              6

          Consolidated Statements of Cash Flows for Trump's
           Castle Associates and Subsidiary for the nine
           months Ended September 30, 1995 and 1994
           (unaudited)                                              7

          Notes to Consolidated Financial Statements              8-10

 Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11-14

PART II -- OTHER INFORMATION

 Item 1 -- Legal Proceedings                                       15
 Item 2 -- Changes in Securities                                   15
 Item 3 -- Defaults Upon Senior Securities                         15
 Item 4 -- Submission of Matters to Vote of Security Holders       15
 Item 5 -- Other Information                                       15
 Item 6 -- Exhibits and Reports on Form 8-K                        15

 Signatures                                                        16

                  TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                              (in thousands)

                                         September 30,
                                              1995           December 31,
                 ASSETS                   (unaudited)            1994
                                         _____________       ____________
CURRENT ASSETS:
  Cash and temporary investments             $28,388            $19,122
  Receivables, net                             8,202              8,858
  Due from affiliates, net                       872                434
  Inventories                                  1,442              1,790
  Other current assets                         8,397              4,830
                                            ________           ________
   Total Current Assets                       47,301             35,034

PROPERTY AND EQUIPMENT, NET                  323,710            328,174

OTHER ASSETS                                   6,667              5,589
                                            ________           ________
     Total Assets                           $377,678           $368,797
                                            ========           ========

        LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities - other borrowings       $2,721             $1,108
  Accounts payable and accrued expenses       27,073             28,982
  Accrued interest payable                    12,253              3,994
                                            ________           ________
    Total Current Liabilities                 42,047             34,084

MORTGAGE NOTES, due 2003 net of              205,999            204,412
   unamortized discount of $36,142
   (at September 30, 1995) and
   $37,729 (at December 31, 1994)

PIK NOTES, due 2005 net of                    50,044             46,129
   unamortized discount of $7,802
   (at September 30, 1995) and
   $7,965 (at December 31, 1994)

OTHER BORROWINGS                              63,191             63,892

OTHER LONG TERM LIABILITIES                    5,277              3,315
                                            ________           ________
    Total Liabilities                        366,558            351,832
                                            ________           ________
CAPITAL                                       11,120             16,965
                                            ________           ________
    Total Liabilities and Capital           $377,678           $368,797
                                            ========           ========

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF OPERATIONS

                            (unaudited)
                           (in thousands)

                              For the Three Months    For the Nine Months
                               Ended September 30,    Ended September 30,
                              ____________________    ___________________
                                  1995      1994         1995      1994
REVENUES:                         ____      ____         ____      ____
  Gaming                        $81,050   $72,594     $205,561  $200,244
  Rooms                           6,281     6,218       15,475    15,284
  Food & beverage                 9,431     8,360       22,411    22,349
  Other                           3,219     3,012        7,053     7,073
                                _______   _______      _______   _______
     Gross Revenues              99,981    90,184      250,500   244,950
Less-Promotional allowances      10,823     9,585       25,186    25,277
                                _______   _______      _______   _______
   Net Revenues                  89,158    80,599      225,314   219,673
                                _______   _______      _______   _______
COSTS AND EXPENSES:
  Gaming                         46,204    39,788      119,881   116,873
  Rooms                             657       501        1,984     1,447
  Food & beverage                 3,527     3,415        9,500     8,723
  General and administrative     19,518    19,798       55,054    57,840
  Depreciation and amortization   3,704     3,564       10,817    10,898
                                _______   _______      _______   _______
   Total costs and expenses      73,610    67,066      197,236   195,781
                                _______   _______      _______   _______
     Income From Operations      15,548    13,533       28,078    23,892

Interest income                      82       126          306       421

Interest expense                (11,640)  (11,097)     (34,229)  (33,045)
                                ________  ________     ________  ________
     Net Income (Loss)           $3,990    $2,562      ($5,845)  ($8,732)
                               =========  ========    =========  ========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                             (unaudited)
                           (in thousands)






                                 Partners'      Partners'
                                  Capital        Deficit         Total
                                 _________      _________       _______
Balance at December 31, 1994      $73,395       ($56,430)       $16,965

Net Loss                             --           (5,845)        (5,845)
                                 ________       _________       _______
Balance at September 30, 1995     $73,395       ($62,275)       $11,120
                                 ========       =========       =======























        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (unaudited)
                           (in thousands)
                                                       For the Nine Months
                                                       Ended September 30,
                                                     _______________________
                                                         1995         1994
                                                         ____         ____
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          ($5,845)     ($8,732)
     Adjustments to reconcile net loss to net cash
       flows provided by operating activities
       Noncash charges-
       Depreciation and amortization                    10,817       10,898
       Accretion of bond discounts                       1,750        1,640
       Provision for losses on receivables                 905        4,083
       Valuation adjustment of CRDA investments          1,179          825
                                                       _______     ________
                                                         8,806        8,714

       Increase in receivables, net                       (689)      (4,580)
       Decrease in inventories                             348          397
       Increase in other current assets                 (3,567)      (4,418)
       (Increase) decrease in other assets                (209)       4,264
       Increase in current liabilities                   6,350        3,371
       Increase in other liabilities                     5,716        3,710
                                                       _______      _______
          Net cash flows provided by operating
           activities                                   16,755       11,458
                                                       _______      _______

    CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchases of property and equipment, net         (6,353)      (6,439)
       Purchase of CRDA investments                     (2,048)      (1,772)
                                                       _______      _______
          Net cash flows used in investing activities   (8,401)      (8,211)
                                                       _______      _______

    CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
       Principal payments on other borrowings             (794)          -
       Other borrowings                                  1,706           -
          Net cash flows provided by investing         _______      _______
           activities                                      912           -
                                                       _______      _______
          Net increase in cash and cash equivalents      9,266        3,247

    CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                           19,122       20,439
                                                       _______      _______
    CASH AND CASH EQUIVALENTS
       AT SEPTEMBER 30                                 $28,388      $23,686
                                                       =======      =======
    SUPPLEMENTAL INFORMATION:
       Cash paid for interest                          $27,216      $14,625
                                                       =======      =======

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (unaudited)


(1)  ORGANIZATION AND OPERATIONS

     The accompanying consolidated financial statements include those of Trump's Castle Associates, a New Jersey general partnership (the "Partnership") and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation
("Funding").

     The Partnership owns and operates Trump's Castle, a luxury casino hotel located in the Marina District of Atlantic City, New
Jersey.

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

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission by the Partnership and Funding. Certain reclassifications have been made to conform prior year financial information with the current year presentation.

     The results of operations for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the operating results to be attained for any other period.


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

     The Option, which is initially scheduled to expire on December 12, 1995, may be extended until June 21, 1996, and is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered upon exercise of the Option, plus an additional 40% of the principal amount of PIK Notes issued after the date of the Option Agreement and delivered upon exercise of the Option. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership will make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes.

     The Partnership exercised its option to extend the Midlantic Amended Term Loan (the "Midlantic Loan") on May 28, 1995. The interest rate was revised to be a fluctuating rate of 3% above Midlantic National Bank's prime rate, but in no event less than 9% per annum. In addition, the outstanding principal amount of the Midlantic Loan will be amortized over the five-year extension period on a twenty year amortization schedule requiring principal payments of $158,333 per month over the period.


(3)  CASINO LICENSE

     On June 22, 1995, the New Jersey Casino Control Commission renewed the casino license of the Partnership through 1999, subject to certain continuing reporting and compliance conditions.

(4)   FINANCIAL INFORMATION OF FUNDING

     Financial information relating to Funding is as follows
(in thousands):

                                     SEPTEMBER 30,   DECEMBER 31,
                                         1995            1994
                                     _____________   ____________

Total Assets (including Mortgage       $283,043        $277,541
  Notes Receivable of $242,141,        ========        ========
  net of unamortized discount
  of $36,142 and $37,729 at
  September 30, 1995 and December
  31, 1994, PIK Notes Receivable
  of $57,846, net of unamortized
  discount of $7,802 at September
  30, 1995 and $54,094, net of
  unamortized discount of $7,965 at
  December 31, 1994, and Senior
  Notes Receivable of $27,000 at
  September 30, 1995 and December
  31, 1994.)

Total Liabilities and Capital          $283,043        $277,541
  (including Mortgage Notes            ========        ========
  Payable of $242,141, net of
  unamortized discount of $36,142
  and $37,729 at September 30,
  1995 and December 31, 1994,
  PIK Notes Payable of $57,846,
  net of unamortized discount of
  $7,802 at September 30, 1995
  and $54,094, net of unamortized
  discount of 7,965 at December 31,
  1994 and Senior Notes Payable of
  $27,000 at September 30, 1995
  and December 31, 1994.)


                                          FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,
                                       _________________________
                                         1995            1994
                                       ________        ________

Interest Income                        $31,148         $28,079

Interest Expense                        31,148          28,079
                                       ________        ________

Net Income                             $   -           $   -
                                       ========        ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

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


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD
ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994.

     The Partnership's net income for the three months ended September 30, 1995 and September 30, 1994 was $4.0 million and $2.6 million respectively, reflecting an improvement of $1.4 million. Net revenues (gross revenues less promotional expenses) for the three months ended September 30, 1995 and 1994 totaled $89.2 million and $80.6 million, respectively, representing an $8.6 million, 10.7% increase.

     Gaming revenues, the primary component of gross revenue, were approximately $81.1 million for the three months ended September 30, 1995 and $72.6 million for the comparable period in 1994. Gaming revenue is comprised of table game win, slot machine, keno and simulcasting win. For the three months ended September 30, 1995 and 1994, table game win at Trump's Castle approximated $23.9 million and $22.1 million, respectively. The increase in the table game revenue was due to an increase in dollars wagered coupled with a higher win percentage. Dollars wagered on table games totaled approximately $143.3 million with a win percentage of 16.7% in 1995 and $139.9 million with a win percentage of 15.8% in 1994. The table game win percentage is outside the control of the Partnership, and although fairly constant over the long term, can vary significantly from quarter to quarter, due in part to the play of certain gaming patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended September 30, 1995 and 1994, slot win at Trump's Castle approximated $56.6 million and $50.5 million, respectively. Dollars wagered on slot machines totaled approximately $666.8 million and $561.1 million for the three months ended September 30, 1995 and 1994, respectively, with a win percentage of 8.5% in 1995 and 9.0% in 1994.

     Food and beverage revenues increased to $9.4 million for the three months ended September 30, 1995 from $8.4 million for the comparable period ended September 30, 1994. This $1.0 million increase is primarily the result of increases in complimentary food and beverage. Promotional allowances, which include complimentary food and beverage, increased approximately $1.2 million in the aggregate.

     Gaming costs and expenses were $46.2 million for the three months ended September 30, 1995, as compared to $39.8 million for the three months ended September 30, 1994. The $6.4 million increase was due to higher marketing costs which resulted in increased gaming revenues.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD
ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994.

     The Partnership's net losses for the nine months ended September 30, 1995 and September 30, 1994 were $5.8 million and $8.7 million respectively, reflecting an improvement of $2.9 million. Net revenues (gross revenues less promotional expenses) for the nine months ended September 30, 1995 and 1994 totaled $225.3 million and $219.7 million, respectively, representing a $5.6 million, 2.5% increase.

     Gaming revenues, the primary component of gross revenue, were approximately $205.6 million for the nine months ended September 30, 1995 and $200.2 million for the comparable period in 1994.
For the nine months ended September 30, 1995 and 1994, table game win at Trump's Castle approximated $57.3 million and $64.4 million, respectively. The decline in table game revenue was due to both a decline in the dollars wagered and the win percentage. Dollars wagered on table games totaled approximately $354.8 million with a win percentage of 16.1% in 1995 and $365.2 million with a win percentage of 17.6% in 1994. The table game win percentage is outside the control of the Partnership, and although fairly constant over the long term, can vary significantly from quarter to quarter, due in part to the play of certain gaming patrons who tend to wager substantial dollar amounts on table games. Approximately $6.0 million of the total $7.1 million decline in table game win is attributable to a single day's win from four international table game patrons on January 1, 1994. (See gaming costs and expenses below.)

     For the nine months ended September 30, 1995 and 1994, slot win at Trump's Castle approximated $147.0 million and $135.8 million, respectively. Dollars wagered on slot machines totaled approximately $1,689.1 million and $1,497.2 million for the nine months ended September 30, 1995 and 1994, respectively, with a win percentage of 8.7% in 1995 and 9.1% in 1994. Management believes that the increase in slot revenue, which resulted from the increase in dollars wagered, is attributable primarily to an increase in promotions directed at slot patrons and industry-wide growth in slot wagers.

     Rooms, food and beverage, other revenues, and promotional allowances activity did not vary significantly for the nine months ended September 30, 1995 compared to the prior year period.

     Gaming costs and expenses were $119.9 million for the nine months ended September 30, 1995, as compared to $116.9 million for the nine months ended September 30, 1994. The increase was primarily the result of higher promotional expenses and marketing costs which were offset by a variety of general cost reductions and $3.0 million less of bad debt expense in the first nine months of 1995. For the first nine months of 1994, there was a $3.0 million bad debt reserve recorded against a $4.0 million receivable relating to the January 1, 1994 gaming loss by four international table game patrons. Approximately $1.4 million remains outstanding, with approximately $1 million of this amount reserved.

     General and administrative expenses were $2.8 million greater for the nine month period ended September 30, 1994 compared to the 1995 period. The 1994 charge was primarily due to expenses recognized during that period in connection with the contribution of Casino Reinvestment Development Authority deposits to certain public improvement projects.

     INFLATION. There was no significant impact on the Partnership's operations as a result of inflation during the nine months ended September 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES.

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended
September 30, 1995, the Partnership's net cash flow provided by operating activities was $16.8 million. Cash and cash equivalents totaled $28.4 million at September 30, 1995.

     Total anticipated capital expenditures for 1995 are approximately $8.6 million and include casino floor improvements, renovation of hotel rooms and the purchase of slot machines. Management believes that this level of capital expenditure will be sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. Capital expenditures of $6.4 million for the nine months ended September 30, 1995 were primarily for the purchase of new slot machines and hotel and casino renovations.

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

     The Option, which is initially scheduled to expire on December 12, 1995, may be extended until June 21, 1996, and is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered upon exercise of the Option, plus an additional 40% of the principal amount of PIK Notes issued after the date of the Option Agreement and delivered upon exercise of the Option. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership will make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes.

     The Partnership's debt service obligations during the last quarter of 1995 are approximately $18 million.

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

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None


ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           None


ITEM 5.    OTHER INFORMATION.

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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


                         Date: November 13, 1995




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


                         Date: November 13, 1995