Form 10-K
period 1995-12-31
TRUMPS CASTLE FUNDING INC
filed 1996-03-26
CIK 770618

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

          ____________________________________________________


                               FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended December 31, 1995

                       Commission File No. 1-9029

          ____________________________________________________


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
                             (609) 340-5191

       (Address, Including Zip Code and Telephone Number, Including
         Area Code of Registrant's Principal Executive Offices)

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
                             (609) 340-5191

       (Address, Including Zip Code and Telephone Number, Including
          Area Code of Registrant's Principal Executive Offices)

          ____________________________________________________


                                               (continued on next page)

(continued from previous page)


   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Exchange on
   Title of Each Class                  which Registered
   ___________________                  _____________________
   11-3/4% Mortgage Notes due 2003      American Stock Exchange, Inc.

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

     As of March 15, 1996, there were 200 shares of Trump's Castle Funding, Inc. Common Stock outstanding. The aggregate market value of the voting stock of Trump's Castle Funding, Inc. and Trump's Castle Associates held by non-affiliates of the Registrants is $0.

                            FORM 10-K

                         TABLE OF CONTENTS


Item                                                             Page

PART I

Item 1    Description of Business . . . . . . . . . . . . . . . .  1
Item 2    Description of Property . . . . . . . . . . . . . . . . 21
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . 23
Item 4    Submission of Matters to a Vote of Security Holders . . 23


PART II

Item 5    Market for Common Equity and Related
           Stockholder Matters. . . . . . . . . . . . . . . . . . 24
Item 6    Selected Consolidated Financial Information . . . . . . 25
Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . 27
Item 8    Financial Statements and Supplementary Data . . . . . . 33
Item 9    Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . 33


PART III

Item 10   Directors and Executive Officers. . . . . . . . . . . . 34
Item 11   Executive Compensation. . . . . . . . . . . . . . . . . 38
Item 12   Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . 42
Item 13   Certain Relationships and Related Transactions. . . . . 43



PART IV

Item 14    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . 45

                           PART I

ITEM 1.  BUSINESS

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

     The Partnership is owner and operator of Trump's Castle Casino Resort ("Trump's Castle"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. The partners in the Partnership are TC/GP, Inc. ("TC/GP"), which has a 37.5% interest in the Partnership, Donald J. Trump ("Trump"), who has a 61.5% interest in the Partnership, and Trump's Castle Hotel & Casino, Inc. ("TCHI"), which has a 1% interest in the Partnership. Trump, by virtue of his ownership of TC/GP and TCHI, is the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of TCHI (the "TCHI Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership.

     In December 1993, the Partnership, Funding, and certain affiliated entities completed a recapitalization of their debt and equity capitalization (the "Recapitalization"). The purpose of the Recapitalization was (i) to improve the debt capitalization of the Partnership and, initially, to decrease its cash charges, (ii) to provide the holders of the Units, each Unit comprised of $1,000 principal amount of Funding's 9.5% Mortgage Bonds due 1998 (the "Bonds") and one share of TC/GP common stock, who participated in the Exchange Offer (as defined below) with a cash payment of $6.19 and securities having a combined principal amount of $905 for each Unit, and (iii) to provide Trump with beneficial ownership of 100% of the common equity interests in the Partnership (subject to the TCHI Warrants).

     The Recapitalization was also designed to take advantage of certain provisions of the Units which were designed to provide Trump with incentives to cause the Units to be repaid or redeemed prior to maturity. The Units were issued in connection with a restructuring (the "Restructuring") of the indebtedness of Funding, the Partnership and TCHI through a prepackaged plan of reorganization (the "Plan") under chapter 11 of title 11 of the United States Code, as amended (the "Bankruptcy Code"), which was consummated on May 29, 1992. The Plan was designed to alleviate a liquidity problem which the Partnership began to experience in 1990.

     In June of 1995, the Partnership acquired an option to acquire at least 92% of Funding's Increasing Rate Subordinate Pay-in-Kind Notes due 2005 (the "PIK Notes"). The option which was initially scheduled to expire on December 12, 1995 has been extended to March 19, 1996 and may be extended until June 21, 1996. The option is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered upon exercise of the option.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Partnership operates in only one industry segment (See
"SELECTED CONSOLIDATED FINANCIAL DATA" below).

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

     CASINO HOTEL OPERATIONS. The Partnership owns and operates Trump's Castle, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. Trump's Castle's 73,000 square foot casino, includes 90 table games (including six poker tables), 2,275 slot machines and simulcast racetrack wagering. See Item 2 Properties. Management seeks to differentiate Trump's Castle from other Atlantic City casinos based on the high quality amenities and services that Trump's Castle provides to its casino patrons and hotel guests, which is reflected by its "Four Star" Mobil Travel Guide rating in each of the last five years and by its "Four Diamond" AAA Motor Club rating.

     Over the past three years, Trump's Castle has initiated a number of new marketing programs designed to focus on attracting and retaining patrons who tend to wager more frequently and in larger denominations. Such upper middle market patrons, who generally wager from $100 to $700 per visit, tend to arrive by automobile, and are typically more loyal to one casino hotel property. An important element of Trump's Castle's marketing approach is the tailoring of promotional offers to the specific requirements and circumstances of these targeted customers. Trump's Castle's marketing programs emphasize its easy highway access and marina location, away from the Boardwalk area. The Partnership believes that its focus on customer service, promotional programs, exceptional facility, and geographical location, make it an attractive alternative to the Atlantic City Boardwalk casinos.

     In addition to target middle and upper-middle market gaming patrons, Trump's Castle pursues table game patrons who tend to wager large sums of money. Trump's Castle capitalizes on its first class facilities, particularly its luxury suite tower, its marina, and its on-site helipad to attract high-limit table patrons.

     Trump's Castle also capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first-class service. To this end, Trump's Castle provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality.

     Casino gaming in Atlantic City is strictly regulated under the New Jersey Casino Control Act and the regulations promulgated thereunder (the "Casino Control Act") and other applicable laws, which affect virtually all aspects of the Partnership's operations. See "Gaming and Other Laws and Regulations" below.

     MARKETING STRATEGY.

     GENERAL. Management of the Partnership, under the direction of Nicholas L. Ribis, the Chief Executive Officer, and Roger P. Wagner, the President and Chief Operating Officer, have identified exceptional customer service, an attractive gaming environment, complimentary services, exciting promotions, entertainment and special events, and high class facilities, as a means of establishing Trump's Castle as a desirable alternative to the Atlantic City Boardwalk casinos.

     SERVICE. The Partnership believes that in the past, most casino services were directed at high rollers and middle market patrons who wagered at table games. By providing a high level of service to all patrons, including middle market slot patrons, the Partnership seeks to foster loyalty among its patrons and repeat play.

     The Partnership continues to initiate new programs that emphasize exceptional customer service and satisfaction that have resulted in Trump's Castle receiving the AAA "Four Diamond" rating to complement its existing "Four Star" Mobil Travel Guide rating.

     GAMING ENVIRONMENT. The Partnership continuously monitors the configuration of the casino floor and the games it offers to patrons with a view toward making changes and improvements. Trump's Castle's casino floor was the first in Atlantic City to feature live poker. As new games have been approved by the New Jersey Casino Control Commission (the "CCC"), Trump's Castle has integrated such games into its casino operations to the extent it deems appropriate.

     In recent years, there has been an industry trend towards fewer table games and more slot machines. For the Atlantic City casino industry, revenue from slot machines increased from 54.6% of the industry gaming revenue in 1988 to 68.4% of the industry gaming revenue in 1995. Trump's Castle experienced an even greater increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 70.4% of gaming revenue in 1995. In response to this trend, Trump's Castle has devoted more of its casino floor space to slot machines and in 1995 replaced 414 of its slot machines with newer machines. It is anticipated that another 500 machines with bill acceptors will be added in 1996 to replace obsolete equipment. Under Trump's Castle's present plans, the computerized slot tracking and marketing system will continue to be upgraded, and a variety of improvements will be made to the casino floor to enhance customer service.

     In 1994, the Partnership completed a 3,000 square foot expansion of its main casino floor space, bringing the total casino floor space to 73,000 square feet. This expansion enabled the Partnership to introduce simulcast racetrack wagering and at the same time increase the number of slot machines. These changes were designed to provide the gaming patron with a more complete gaming experience. In addition, Trump's Castle has also introduced a separate, non-smoking area on its casino floor.

     "COMPING" STRATEGY. In order to compete effectively with other Atlantic City casino hotels, the Partnership offers complimentary drinks, meals, room accommodations, and/or travel arrangements to its patrons ("complimentaries" or "comps"). The policy at Trump's Castle is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment.

     Additionally, as a result of increased regulatory flexibility, Trump's Castle has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and at other Atlantic City casinos that cater to high-end players.

     ENTERTAINMENT AND SPECIAL EVENTS. The Partnership pursues a coordinated program of headline entertainment and special events. Trump's Castle offers headline entertainment approximately ten times a year, which, in 1995, included performances by Tom Jones, Dana Carvey, Steve Lawrence & Eydie Gorme, the Pointer Sisters, Nancy Sinatra, Connie Francis, Pat Cooper, Sal Richards, the Neville Brothers, and the Four Tops. Headliners who are scheduled to appear at Trump's Castle in 1996 include George Carlin, Steve Lawrence & Eydie Gorme, Jackie Mason, and Frankie Valli. During 1996, Trump's Castle plans to produce a series of revue-style shows which will run from six to eight weeks at various dates throughout the year.

     As a part of its marketing plan, Trump's Castle offers special events aimed at its targeted market segments. Trump's Castle hosts special events on an invitation only basis in an effort to attract targeted gaming patrons and build loyalty among existing patrons. These special events include gaming tournaments, golf tournaments, and theme parties. Headline entertainment is scheduled so as not to overlap with any of these special events.

     PLAYER DEVELOPMENT AND CASINO HOSTS. The Partnership has contracts with sales representatives in New Jersey, New York, and other states to promote Trump's Castle. Trump's Castle has sought to attract more middle market slot patrons, as well as premium players, through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts, and room accommodations.

     Trump's Castle's casino hosts assist table game patrons, and Trump's Castle slot sales representatives assist slot patrons on the casino floor, make room and dinner reservations, and provide general assistance. Slot sales representatives also solicit

Castle Card (the frequent player identification slot card) sign-ups in order to increase the Partnership's marketing base.

     PROMOTIONAL ACTIVITIES. The Castle Card constitutes a key element in Trump's Castle's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Castle Card to earn various complimentaries based upon their level of play. The Castle Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play, and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of slot play. They also use this information to provide attentive service to the cardholder on the casino floor.

     Trump's Castle designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Castle Card and on table wagering by the casino games supervisor. Promotional activities include the mailing of vouchers for complimentary slot play and table game wagers. Trump's Castle also utilizes a special events calendar (e.g., theme parties, sweepstakes, and special competitions) to promote its gaming operations.

     As a special bonus to high-end players, Trump's Castle offers three clubs for the exclusive use of select customers: The Trump Club for premium table game players, the Marina Club for loyal slot players, and the Yacht Club for preferred table games and slot players.

     CREDIT POLICY

     Historically, Trump's Castle has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1994 and 1995, credit play at Trump's Castle as a percentage of total dollars wagered was approximately 31.4% and 30%, respectively. In recent years, Trump's Castle has imposed stricter standards on applications for new or additional credit. This however, has been offset by Trump's Castle's success in attracting premium table games patrons, who in general, tend to use a higher percentage of credit in their wagering.

     BUS PROGRAM

     Trump's Castle has a bus program which transports approximately 1,200 gaming patrons per day during the week and 800 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, the Partnership has determined that gaming patrons who arrive by scheduled bus lines as opposed to special charter or who travel distances of 60 miles or more are more likely to create higher gaming revenue for Trump's Castle. Accordingly, Trump's Castle's marketing efforts are focused on such bus patrons.

     ATLANTIC CITY MARKET

     Gaming in Atlantic City started in May 1978 when the first casino hotel opened for business. Since 1978, gaming in Atlantic City has grown from one casino to 12 casinos at the beginning of 1995, with approximately $3.8 billion of casino industry revenue generated in 1995. Gaming revenue for all Atlantic City casino hotels has increased approximately 1.3%, 7.5%, 2.6%, 4.0%, and 9.5% during 1991, 1992, 1993, 1994, and 1995, respectively (in each case as compared to the prior year).

     Atlantic City is near many densely populated metropolitan areas. The primary area served by Atlantic City casino hotels is the corridor that extends from Washington, D.C. to Boston, and includes New York City and Philadelphia. Within this primary area, Atlantic City may be reached by automobile or bus.
Principal arteries lead into Atlantic City from the metropolitan New York area and from the Baltimore/Washington, DC. area, both of which are approximately three hours away by automobile. Atlantic City can also be reached by air and rail transportation, although most patrons arrive by automobile or bus.

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

     In February of 1993, the State of New Jersey commenced construction of a new $290 million convention center (the "Convention Center") on a 30.5 acre site adjacent to the Atlantic City Expressway. Targeted for completion in 1997, the new Convention Center, which is approximately two miles from Trump's Castle, will house approximately 500,000 square feet of exhibit space along with 45 meeting rooms totaling nearly 110,000 square feet. The building will include a 1,600 car underground garage and an indoor street linking the Convention Center to the existing Atlantic City Rail Terminal.

     The new Convention Center has been designed to serve as the centerpiece of Atlantic City's renaissance as a favorite meeting destination for both in- and out-of-state conventions. The State of New Jersey is also implementing a $125 million capital plan to upgrade and expand the Atlantic City International Airport.

     Trump's Castle management believes that recent gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the Casino Reinvestment Development Authority (the "CRDA"). Due primarily to an improved regulatory environment, general improvement of economic conditions since 1993 and high occupancy rates, significant investment in the Atlantic City market has been initiated and/or announced. Bally recently purchased a Boardwalk lot for $7.5 million, the Sands just completed a major renovation, and in December of 1994, approval by the CRDA was given to TropWorld to add 626 hotel rooms and to the Grand for 295 rooms (both of which are under construction) and the Taj Mahal for 1,280 rooms and a 1,500 space parking garage. Overall, various casinos in the market have applied to the CRDA for funding to construct 3,400 new hotel rooms. Trump's Castle management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City market. These developments are, however, likely to result in increased competition.

     COMPETITION

     Competition in the Atlantic City casino hotel market is intense. Trump's Castle competes primarily with the other casino hotels currently located in Atlantic City, including the two other casino hotels operated by Trump. At present, there are 12 casino hotels located in Atlantic City, including Trump's Castle, all of which compete for patrons. In addition, there are several sites on the Boardwalk and in the Atlantic City Marina District on which casino hotels could be built in the future, and various applications for casino licenses have been filed, and announcements with respect thereto made from time to time. No new casino hotels have commenced operations in Atlantic City since 1990, although nine of the twelve existing casino hotels are in the process of expanding their operations or have announced plans for expansion. Such expansions, if completed, would create significant new hotel and casino space as well as other amenities. In addition, Mirage Resorts, Inc., has submitted a proposal to develop a resort complex, in cooperation with Circus Circus, Inc. on the "H-Tract" which, as currently proposed, would create 4,000 new hotel rooms, an entertainment concourse, and substantial new casino space. While Management believes that the addition of hotel capacity would be beneficial to the Atlantic City market generally, there can be no assurance that such expansion would not be materially disadvantageous to Trump's Castle or to the Atlantic City market generally. There also can be no assurance that the Atlantic City development projects which are planned or underway will be completed.

     Trump's Castle also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, Trump's Castle faces competition from gaming facilities nationwide, including land-based, cruise lines, riverboats, and dockside casinos located in Colorado, Illinois, Indiana, Iowa,

Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor), Puerto Rico, the Bahamas, and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo, and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state.

     In addition to competing with other casino hotels in Atlantic City and elsewhere, Trump's Castle competes directly with the Taj Mahal and Trump Plaza for gaming patrons, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including use of the "Trump" name.

     The profitability of Trump's Castle could be affected by its proximity to Harrah's, which is owned and operated by a third party not affiliated with the Partnership. Trump's Castle and Harrah's are the only casino hotels located in the Marina District of Atlantic City. Harrah's has recently announced an expansion of its casino floor and hotel capacity. The profitability of Trump's Castle could be adversely affected by its proximity to a proposed resort complex to be developed by Mirage Resorts, Inc. Other than Harrah's, the remaining Atlantic City casino hotels are located on the Boardwalk. The Partnership believes that the concentration of casino hotels on the Boardwalk has resulted in a significant number of patrons being attracted to that area and away from the vicinity of Trump's Castle. The Partnership further believes that the location of Trump's Castle has adversely affected its ability to attract walk-in patrons.

     In 1988, Congress passed the Indian Gaming Regulatory Act ("IGRA"), which requires any state in which casino-style gaming is permitted (even if only for limited charity purposes) to negotiate gaming contracts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump's Castle.

     In 1991, the Mashantucket Pequot Nation opened a facility in Ledyard, Connecticut, located at the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 3,100 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants, and a theme park.
In addition, the Mohegan Nation has commenced construction of a casino resort to be located 10 miles from the Ledyard casino. The Mohegan Nation resort will be built and managed by Sun International, an entity headed by a South African investor, is scheduled to be as large as the Ledyard casino and is scheduled to be open in October 1996. There can be no assurance that any commencement of gaming operations by the Mohegan Nation would not have a materially adverse impact on Trump's Castle's operations.

     A group in New Jersey calling itself the "Ramapough Indians" has applied to the U.S. Department of the Interior to be Federally recognized as a Native American tribe, which recognition would permit it to require the State of New Jersey to negotiate a gaming compact under the IGRA. In 1993, the Bureau of Indian Affairs denied the Ramapough Indians Federal recognition. The Ramapough Indians have appealed the decision. Similarly, a group in Cumberland County, New Jersey, calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal Federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has Federal recognition but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires Federal and State approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York, and has announced an intention to open expanded gaming facilities. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York, however, any Indian gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has Federal recognition, is negotiating a casino gaming compact with Rhode Island. The Aquinnah Wampanogas Tribe is seeking to open a casino in New Bedford, Massachusetts. Other Native American nations are seeking Federal recognition, land, and negotiation of gaming compacts in New York, Pennsylvania, Connecticut, and other states near Atlantic City.

     Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Plans to begin operating slot machines at race tracks in the state of Delaware are underway, including the slot machines currently operating at the Dover Downs and Delaware Park race tracks. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania, and New York City is considering a plan under which it would be the embarking point for gambling cruises into international waters three miles offshore. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of Trump's Castle could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast.

     In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey, Connecticut, New York, or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut, was voted down by that state's Senate.

     A New York State Assembly plan has the potential of legalizing non-Native American gaming in portions of upstate New York. Essential to this plan is a proposed New York State constitutional amendment that would legalize gambling. To amend the New York Constitution, the next elected New York State Legislature must repass a proposal legalizing gaming and a statewide referendum, held no sooner than November 1997, must approve the constitutional amendment.

     In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. The Partnership is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the Partnership. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify.

     SEASONALITY. The gaming industry in Atlantic City traditionally has been seasonal, with its strongest performance occurring from May through September, with December and January showing substantial decreases in activity. Revenues have been significantly higher on Fridays, Saturdays, Sundays, and holidays than on other days. In addition, in the summer months, Trump's Castle may be adversely affected by the desire of certain patrons to wager at a location which is readily accessible to the Boardwalk.

     THE CONFLICTING INTERESTS OF CERTAIN OFFICERS AND DIRECTORS
OF THE PARTNERSHIP AND ITS AFFILIATES

     Trump is the beneficial owner of a 40% interest in Trump Hotels & Casino Resorts, Inc. ("THCR"), which owns Trump Plaza and a riverboat in Gary, Indiana (the "Gary Riverboat"), and a 50% beneficial owner of the Taj Mahal, and is the sole owner of Trump Plaza Management Corp. ("TPM"), an entity that provides management services to Trump Plaza. Trump and corporations beneficially owned by Trump have entered into services agreements with the Other Trump Casinos pursuant to which Trump has agreed to devote a substantial amount of time to marketing, advertising, and promotion of the Taj Mahal and Trump Plaza. Trump has a personal services agreement with the partnership that owns the Taj Mahal ("TTMA") pursuant to which he receives substantial compensation based, in part, on the financial results of the Taj Mahal. Under certain circumstances, Trump could increase his beneficial interest in the Taj Mahal to 80%. In addition, TPM has a personal services agreement with the Trump Plaza ("TPA") pursuant to which it receives an annual fee in equal monthly installments. Trump has entered into an Executive Agreement with THCR, pursuant to which he serves as Chairman of the Board of THCR and provides certain other services in exchange for a salary of $1 million per year. In addition, Trump has granted to THCR the exclusive right to utilize his name in connection with casino and gaming activities and products, subject only to the existing licenses in favor of the Taj Mahal and the Partnership, and has agreed that THCR will be the exclusive vehicle for his new gaming ventures. THCR and the Taj Mahal have recently announced a plan pursuant to which THCR will acquire all of the outstanding equity interest in the Taj Mahal, and certain of the debt obligations of the Taj Mahal and the Plaza will be refinanced. There can be no assurance as to whether such transaction will be consummated, or if consummated as to what its effect would be on Trump's Castle. Trump could under certain circumstances have an incentive to operate the Other Trump Casinos to the competitive detriment of the Partnership. However, the Services Agreement entered into between the Partnership and TC/GP provides that Trump and his affiliates will not engage in any activity, transaction, or action which would result in the Other Trump Casinos realizing a competitive advantage over Trump's Castle. The Other Trump Casinos compete directly with each other and with other Atlantic City casino hotels, including Trump's Castle.

     Nicholas L. Ribis, the Chief Executive Officer of the Partnership, is also the Chief Executive Officer of the partnerships that own the Other Trump Casinos. Robert M. Pickus and John P. Burke, officers of the Partnership, are also executive officers of the partnerships that own the Other Trump Casinos. In addition, Messrs. Trump, Ribis, Pickus, and Burke serve on the governing bodies of the partnerships that own the Other Trump Casinos. As a result of Trump's interest in three competing Atlantic City casinos, the common chief executive officer and other common officers, a conflict of interest may be deemed to exist by reason of such persons' access to information and business opportunities possibly useful to any or all of such casinos. Although no specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Trump, Ribis, Pickus, and Burke, they have informed the Partnership that they will not engage in any activity which they reasonably expect will harm Trump's Castle or is otherwise inconsistent with their fiduciary obligations to the Partnership.

     EMPLOYEES AND LABOR RELATIONS

     As of December 31, 1995, the Partnership employed approximately 3,300 full and part time employees for the operation of Trump's Castle, of whom approximately 1,150 were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 affiliated with the Hotel Employees and Restaurant Employees International Union AFL-CIO expires on September 15, 1999. Such agreement extends to approximately 1,000 employees. In addition, four other collective bargaining agreements which expire in 1996 cover approximately 150 maintenance and entertainment employees. The Partnership believes that its relationships with its employees are satisfactory. Funding has no employees.

     The majority of the Partnership's employees are required to be registered with or licensed by the CCC pursuant to the Casino
Control Act. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, experience, and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

     GAMING AND OTHER LAWS AND REGULATIONS

     The following is only a summary of the applicable provisions of the New Jersey Casino Control Act (the "Casino Control Act") and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by a reference to the Casino Control Act and such other laws and regulations.

     In general, the Casino Control Act contains detailed provisions concerning, among other things: the granting of casino licenses; the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing and registration of employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accountability, and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; equal opportunity for employees and casino operators, contractors of casino facilities, and others; and advertising, entertainment, and alcoholic beverages.

     CASINO CONTROL COMMISSION

     The ownership and operation of casino hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The New Jersey Casino Control Commission (the "CCC") is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

     OPERATING LICENSES

     The Partnership was issued its initial casino license in June 1985. During June 1995, the CCC renewed the Partnership's casino license and approved Trump as a natural person qualifier through May 1999. No assurance can be given that the CCC will renew the Partnership's casino license upon its scheduled expiration or, if it does so, as to the conditions it may impose, if any, with respect thereto.

     CASINO LICENSE

     No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation, and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty, and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

     To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve a gross operating profit; to pay all local, state, and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility, and; to pay, exchange, refinance or extend debts which will mature and become due and payable during the license term.

     In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals, or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "Conservatorship" below.

     The Partnership believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

     Pursuant to the Casino Control Act, CCC regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business), and any lender, whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means qualification requirements as a casino key employee. See "Employees" below. Pursuant to conditions of the Partnership's casino license, payments by the Partnership to or for the benefit of any related entity or any partner are subject to prior CCC approval.

     CONTROL PERSONS

     An entity qualifier or intermediary or holding company, such as Funding, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company which meets certain requirements.

     FINANCIAL SOURCES

     The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary, or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of Funding's 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and PIK Notes so long as the bonds remained widely-distributed and freely-traded in the public market and the holder had no ability to control the casino licensee. The CCC has, in the past, ruled that the publicly-traded Mortgage Notes and PIK Notes are widely-distributed and freely-traded in the public market. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

     INSTITUTIONAL INVESTORS

     An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees; investment company registered under the Investment Company Act of 1940; collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; closed end investment trust; chartered or licensed life insurance company or property and casualty insurance company; banking and other chartered or licensed lending institution; investment advisor registered under the Investment Advisers Act of 1940; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

     An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (a) its holdings were purchased for investment purposes only, and upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (b) if (i) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financial of the casino licensee and represent either (x) 20% or less of the total outstanding debt of the company, or (y) 50% or less of any issue of outstanding debt of the company, (ii) the securities are equity securities of a casino licensee's holding or intermediary companies, or (iii) if the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver, and in any event, an Institutional Investor may be required to produce for the CCC or the Division upon request, any document or information which bears any relation to such debt or equity securities.

     Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee, or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action.
If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization (see "Interim Casino Authorization" below) and has executed a trust agreement pursuant to such an application.

     OWNERSHIP AND TRANSFER OF SECURITIES

     The Casino Control Act imposes certain restrictions upon the issuance, ownership, and transfer of securities of a Regulated Company, and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes, and warrants. Funding and the Partnership are each deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including partnership interest, are deemed to be the securities of a Regulated Company.

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

     Under the terms of the indentures pursuant to which the 11-1/2% Senior Secured Notes due 2000 (the "Senior Notes"), Mortgage Notes, and PIK Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities within thirty days, and the Partnership may redeem such securities at the lesser of the Outstanding Amount or Fair Market Value (as defined).

     With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the conditions that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

     Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 12th day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the

CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes as determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes, and there will be no liability on the part of the transferor.

     If, as the result of a transfer of publicly-traded securities of a Regulated Company or a financing entity of a Regulated Company, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC, or in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

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

     When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey, or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

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

     LICENSE FEES

     The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licenses are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino. For the years ended December 31, 1993, 1994, and 1995, the Partnership recorded license, investigation, and other fees totaling approximately $3.4 million, $3.3 million, and $3.8 million, respectively.

     GROSS REVENUE TAX

     Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1993, 1994, and 1995, the Partnership's gross revenue tax was approximately $19.7 million, $20.9 million, and $21.9 million, respectively.

     AGREEMENT FOR MANAGEMENT OF CASINO

     Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall; (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and
(iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

     INVESTMENT ALTERNATIVE TAX OBLIGATIONS

     An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year.
A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by the CRDA. CRDA bonds have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

     For the first 10 years of its obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the bonds issued to the licensee by the CRDA. Thereafter, the licensee is (i) entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments made in projects designated as eligible by the CRDA, and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

     From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These monies will be held to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which will be required to be available upon the opening of the new Atlantic City convention center and dedicated to convention events. The CRDA has determined at this time that eligible casino licensees will receive up to 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, increase the percentage to no greater than 35%.

     ATLANTIC CITY FUND

     On each October 31 during the years 1996 through 2003, each casino licensee must pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino license for the years 1994 through 1998 allocated for projects in Northern New Jersey is required to be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

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

     Amounts in the special fund will be expended by the CRDA for

(i) eligible projects in the corridor region of Atlantic City, which projects are related to the improvement of roads, infrastructure, traffic regulation, and public safety, and (ii) funding up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, which hotel rooms are required to be available upon the opening of the Atlantic City Convention Center and dedicated to convention events.

     CONSERVATORSHIP

     If, at any time, it is determined that TC/GP, TCHI, Funding, or the Partnership has violated the Casino Control Act, or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If the Partnership's license is suspended for a period in excess of 120 days or revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate or dispose of the Partnership's casino hotel facilities. A conservator would be vested with title to all property of the Partnership relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving, and if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the indentures pursuant to which the Senior Notes, Mortgage Notes, and PIK Notes were issued.

     EMPLOYEES

     Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability, casino experience, and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

     GAMING CREDIT

     The Partnership's casino games are conducted on a credit as well as a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed, or consolidated.

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

     OTHER LAWS AND REGULATIONS

     The United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through, or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, the Partnership is required to maintain detailed records (including the names, addresses, social security numbers, and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

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

     The Partnership is subject to other federal, state, and local regulations, and on a periodic basis must obtain various licenses and permits, including those required to sell alcoholic beverages. The Partnership believes that it has obtained all required licenses and permits to conduct its business.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES

     Not applicable.


ITEM 2.   PROPERTIES OF THE PARTNERSHIP

     THE CASINO PARCEL. Trump's Castle is located in the Marina District of Atlantic City on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by the Partnership in fee, located at the intersection of Huron Avenue and Brigantine Boulevard, directly across from the Marina (see discussion below), approximately two miles from the Boardwalk.

     Trump's Castle has a total of 73,000 square feet of casino space, which accommodates 90 table games (including 6 poker tables), 2,275 slot machines, and simulcasting facilities. In addition to the casino, Trump's Castle consists of a 27 story hotel with 728 guest rooms, including 185 suites, of which 99 are "Crystal Tower" luxury suites. The facility also offers eight restaurants, a 460-seat cabaret theater, one cocktail lounge, 58,000 square feet of convention, ballroom and meeting space, a swimming pool, tennis courts, and a sports and health club facility. Trump's Castle has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms, a 1,600-seat cabaret theater, and additional recreational amenities. Trump's Castle also has a nine-story garage providing on-site parking for approximately 3,000 vehicles, and a helipad which is located atop the parking garage, making Trump's Castle the only Atlantic City casino with access by land, air, and sea.

     During 1995, Trump's Castle replaced over 25% of the slot machines on its casino floor with new, more popular models, upgraded its computerized slot tracking and slot marketing system, and began the construction of two private clubs for preferred gaming patrons. In 1994, Trump's Castle added 153 slot machines, completed a 3,000 square foot expansion to its casino which enabled Trump's Castle to accommodate the addition of simulcast race track wagering, and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump's Castle completed the construction of a Las Vegas style marquee and reader board, the largest of its kind on the East Coast.

     THE MARINA. Pursuant to an agreement (the "Marina Agreement") with the New Jersey Division of Parks and Forestry, the Partnership in 1987 began operating and renovating the Marina, including docks containing approximately 600 slips. An elevated pedestrian walkway connecting Trump's Castle to a two-story building at the Marina was completed in 1989. The Partnership has reconstructed the two-story building, which contains a 240-seat restaurant and offices, as well as a snack bar and a large nautically-themed retail store. Any improvements made to the Marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion. Pursuant to the Marina Agreement and pursuant to a certain lease between the State of New Jersey, as landlord, and the Partnership, as tenant, dated as of September 1, 1990, the Partnership commenced leasing the Marina and the improvements thereon for an initial term of twenty-five years. The lease is a net lease pursuant to which the Partnership, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues, and
(ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments, and utility charges.

     PARKING PARCEL. The Partnership also owns an employee parking lot located on Route 30, approximately two miles from Trump's Castle, which can accommodate approximately 1,000 cars.


ITEM  3.  LEGAL PROCEEDINGS

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

     Various legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business.
The majority of such claims are covered by liability insurance and the Partnership believes that the resolution of these claims, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) There is no established public trading market for Funding's outstanding common stock or for the Partnership's partnership interests.

        (b) As of December 31, 1995, there was one holder of record of the outstanding common stock of Funding and three partners in the Partnership.

        (c) Funding has paid no cash dividends on its common stock, and except as set forth under "Business -- The Recapitalization" (Item 1), the Partnership has made no general distributions with respect to its equity interests.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

     The following sets forth certain selected consolidated financial information from Funding's and the Partnership's Consolidated
Statements of Operations for the years ended December 31, 1991, 1992,
1993, 1994, and 1995 respectively, and the Consolidated Balance Sheets as of December 31, 1991, 1992, 1993, 1994, and 1995 respectively:

                                                  Year Ended December 31,
                                   1991       1992<F1>   1993<F2>     1994       1995
                                                 (in thousands of dollars)
INCOME STATEMENT DATA:
 Gross Revenues                  $247,968   $299,306   $304,826   $315,385   $340,110
 Less-Promotional Allowances       27,882     30,656     31,599     31,572     34,547
                                 ---------  ---------  ---------  ---------  ---------
 Net Revenues                     220,086    268,650    273,227    283,813    305,563
 Total Costs and Expenses         222,446    260,623    245,361    254,989    271,202
                                 ---------  ---------  ---------  ---------  ---------
 Income (Loss) from Operations     (2,360)     8,027     27,866     28,824     34,361

 Interest Income                      505        499        675        636        504

 Interest Expense                 (48,344)   (45,360)   (56,926)   (44,173)   (46,017)

 Extraordinary Item<F3>               -      128,187        -          -          -
                                 ---------  ---------  ---------  ---------  ---------
 Net Income (Loss)               ($50,199)   $91,353   ($28,385)  ($14,713)  ($11,152)
                                 =========  =========  =========  =========  =========
BALANCE SHEET DATA:

 Cash and Cash Equivalents        $14,972    $23,610    $20,439    $19,122    $21,038
                                 =========  ========   ========   ========   ========
 Total Assets                    $391,303   $379,641   $375,935   $368,797   $370,581
                                 =========  ========   ========   ========   ========
 Current Liabilities<F4>         $454,709    $39,397    $34,463    $34,084    $38,402
                                 =========  ========   ========   ========   ========
 Total Long-Term Debt<F4>            -      $279,445   $309,794   $314,433   $323,015
                                 =========  ========   ========   ========   ========
 Total Capital (Deficit)         ($63,406)   $60,799    $31,678    $16,965     $5,813
                                 =========  ========   ========   ========   ========

Notes:
 <F1> On May 29, 1992, Funding, the Partnership and TCHI consummated the Plan, which materially affects the comparability of the information set forth above.

 <F2> On December 28, 1993, the Partnership and its affiliated entities consummated the Recapitalization, which materially affects the comparability of the information set forth above.

 <F3> The extraordinary gain of $128,187,000 for year ended December
      31, 1992 reflects a $96,896,000 accounting adjustment to carry the Bonds at fair market value based on current rates of interest at the date of issuance, $18,000,000 forgiveness of bank borrowings, $22,805,000 discharge of accrued interest, and net of the write-off of $9,514,000 of unamortized Bond issuance costs.

 <F4> Long-term debt of $340,553,000 as of December 31, 1991 had been classified as a current liability.


SELECTED QUARTERLY FINANCIAL DATA:

                                 FIRST        SECOND        THIRD        FOURTH
                                QUARTER      QUARTER       QUARTER      QUARTER
                                -------      -------       -------      -------
1995:

 Net Revenues               $65,441,000   $70,715,000   $89,158,000  $80,249,000
                            ============  ============  ===========  ============
 Income from Operations      $4,762,000    $7,768,000   $15,548,000   $6,283,000
                            ============  ============  ===========  ============
 Net Income (Loss)          ($6,251,000)  ($3,584,000)   $3,990,000  ($5,307,000)
                            ============  ============  ===========  ============


1994:

 Net Revenues               $66,329,000   $72,745,000   $80,599,000  $64,140,000
                            ============  ============  ===========  ============
 Income from Operations      $3,315,000    $7,045,000   $13,533,000   $4,931,000
                            ============  ============  ===========  ============
 Net Income (Loss)          ($7,484,000)  ($3,809,000)   $2,562,000  ($5,982,000)
                            ============  ============  ===========  ============

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The financial information presented below reflects the financial condition and results of operations of the Partnership.
Funding is a wholly-owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994. The Partnership's net revenues (gross revenues less promotional allowances) for the years ended December 31, 1995 and 1994 were approximately $305.5 million and $283.8 million, respectively. The Partnership believes that the $21.7 million (7.6%) increase is the result of aggressive marketing programs and special events introduced by Management during the current year as well as a continuing emphasis on providing superior customer service.

     Gaming revenues provide the majority of the Partnership's revenues and primarily consist of slot machine and table games win.

     Slot machine win was approximately $197.4 million and $177.4 million (an increase of approximately $20.0 million or 11.3%) for the years ended December 31, 1995 and 1994, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $322.9 million (16.4%) to $2,288.2 million for the year ended December 31, 1995 from $1,965.3 million for the year ended December 31, 1994. This increase in slot volume was partially offset by a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 8.6% for the year ended December 31, 1995 from 9.0% for the year ended December 31, 1994. This win percentage decrease was primarily due to an increased volume of customer play on lower denomination slot machines which, traditionally, payout at a lower win percentage.

     Table game win was approximately $82.7 million and $81.0 million (an increase of $1.7 million or 2.1%) for the years ended December 31, 1995 and 1994, respectively. The total dollar amount wagered by customers on table games increased by approximately $10.2 million (2.1%) to $487.7 million for the year ended December 31, 1995 from $477.5 for the year ended December 31, 1994. The table game win percentage (table game win as a percentage of dollars wagered on table games) remained at 17% for the year ended December 31, 1995 compared to the year ended December 31, 1994. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the years ended December 31, 1995 and 1994, credit extended to the table games customers was approximately 30.0% and 31.4% of overall table play, respectively. This relatively high level of credit play continues a trend which started in the last fiscal year and is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Nongaming revenues, in the aggregate, increased by approximately $3.1 million (5.2%) to $60.0 million for the year ended December 31, 1995 from $56.9 million for the year ended December 31, 1994, primarily as the result of rooms revenue (an approximate $538,000 increase) and food and beverage revenue (an approximate $2.4 million increase) activity. During the current year, marketing programs designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage revenues (an approximate $2.7 million increase) as compared to the prior year.

     Promotional Allowances increased by approximately $2.9 million (9.2%) to $34.5 million for the year ended December 31, 1995 from $31.6 million for the year ended December 31, 1994. As discussed above, marketing programs instituted during the current year designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage activity as compared to the prior year.

     Gaming costs and expenses increased by approximately $14.7 million (9.7%) to $165.7 million for the year ended December 31, 1995 from $151.0 million for the year ended December 31, 1994. This increase is primarily the result of an increase in promotional cash back coupon costs associated with the new marketing programs and special events introduced during the current year to stimulate gaming revenues.

     Food and beverage costs and expenses for the years ended
December 31, 1995 and 1994 increased approximately $1.1 million
(9.0%). This increase corresponds to the increased food and beverage and gaming revenue activity for the year.

     Other costs and expenses increased approximately $790,000 (6.3%) to $13.4 million for the year ended December 31, 1995 from $12.6 million for the year ended December 31, 1994. This increase is principally the result of increased real estate taxes on the casino property.

     Interest expense increased approximately $1.8 million (4.1%) to $46.0 million for the year ended December 31, 1995 from $44.2 million for the year ended December 31, 1994. This increase is the result of an increase in both the outstanding principal and the interest rate related to the PIK Notes as well as an increase in the interest rate related to the Amended Term Loan.

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994
AND 1993. The Partnership's net revenues (gross revenues less promotional allowances) for the years ended December 31, 1994 and

1993 totaled approximately $283.8 million and $273.2 million, respectively, representing a $10.6 million (3.9%) increase. Gaming revenues were approximately $258.5 million for the year ended December 31, 1994 and $246.4 million for the comparable period in 1993. Management believes the $12.1 million (4.9%) increase in gaming revenues was attributable primarily to a continuing emphasis on customer service and a repositioning by Trump's Castle to expand profitable market segments.

     Slot machine win was approximately $177.5 million and $173.0 million (an increase of approximately $4.5 million or 2.6%) for the years ended December 31, 1994 and 1993, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $113.9 million (6.2%) to $1,965.3 million for the year ended December 31, 1994 from $1,851.4 million for the year ended December 31, 1993. This increase in slot volume was partially offset by a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 9.0% for the year ended December 31, 1994 from 9.3% for the year ended December 31, 1993. The lower slot win percentage was largely intentional and designed by Trump's Castle in order to remain competitive and stimulate patron play.

     Table game win was approximately $81.0 million and $73.4 million (an increase of $7.6 million or 10.4%) for the years ended December 31, 1994 and 1993, respectively. The total dollar amount wagered by customers on table games decreased by approximately $14.6 million (3.0%) to $477.5 million for the year ended December 31, 1994 from $492.1 million for the year ended December 31, 1993. This decrease in gaming volume was offset by an increase in the table game win percentage (table game win as a percentage of dollars wagered on table games) to 17.0% for the year ended December 31, 1994 from 14.9% for the year ended December 31, 1993. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the years ended December 31, 1994 and 1993, gaming credit extended to customers was approximately 31.4% and 28.9% of overall table play, respectively. This increase in credit play reflected, in part, a shift in the gaming patron mix as a result of increased play by individuals who wager relatively large sums. These patrons tend to use a higher percentage of credit when they wager.

     Nongaming revenues, in the aggregate, decreased approximately $1.6 million (2.6%) to $56.9 million for the year ended December 31, 1994, from $58.5 million for the year ended December 31, 1993. This decline was primarily attributable to a decrease in food and beverage revenues of $2.2 million (7.1%), to $28.4 million for the year ended December 31, 1994, of which approximately $15.9 million consisted of complimentary food and beverage. This decline was due to the discontinuance of certain unprofitable marketing programs which resulted in fewer customers served. Such measures were implemented to improve overall operating efficiencies.

Offsetting the nongaming revenues decrease was an increase in entertainment revenue of $100,000 (1.4%) and an increase in other income of $600,000 (8%).

     Gaming costs and expenses increased by approximately $5.3 million (3.7%) to $151.0 million for the year ended December 31, 1994 from $145.7 for the year ended December 31, 1993. This increase corresponds to the increase in gaming revenues on a year-to-year basis.

     The $2.6 million (15.1%) decrease in rooms and food and beverage operating expenses is primarily attributable to a variety of cost reduction measures and improvements in operational efficiency during 1994 compared to 1993.

     General and administrative expenses increased approximately
$7.4 million (13.6%) for the year ended December 31, 1994 as compared to the prior year. This increase was primarily attributable to:

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

     Interest expense decreased for the year ended December 31, 1994 over the comparable period in 1993 by approximately $12.8 million as a result of the Recapitalization on December 28, 1993.

     INFLATION. There was no significant impact on the Partnership's operations as a result of inflation during 1995, 1994, or 1993.

     LIQUIDITY AND CAPITAL RESOURCES.

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1995, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $49.8 million and cash debt service was $36.7 million, resulting in net cash provided by operating activities of $13.1 million.

     In addition to cash needs to fund the day-to-day operations of Trump's Castle, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for the year ended December 31, 1995 were $8.6 million and consisted of casino floor improvements, renovation of hotel rooms, and the purchase of slot machines. For 1996 total capital expenditures are anticipated to be $9.0 million and principally consist of (i) the purchase of slot machines, (ii) renovations to guest rooms and the hotel tower, and (iii) the construction of two new player clubs. Management believes that these levels of capital expenditures are sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas.

     The Partnership's debt consists primarily of (i) a loan with Midlantic National Bank (the "Term Loan"), (ii) the 11-1/2% Senior Notes due 2000 (the "Senior Notes"), (iii) the 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes"), and (iv) the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes").

     On May 28, 1995, the Partnership exercised its option to extend the Term Loan for an additional five year term. The Term Loan bears interest at the prime rate plus 3%, currently 11-1/2%, and requires amortized monthly principal payments of approximately $158,000 which commenced May 31, 1995. The Term Loan matures on May 28, 2000.

     The Senior Notes have an outstanding principal amount of $27 million, and bear interest at the rate of 11-1/2% per annum (which may be reduced to 11-1/4% upon the occurrence of certain events). The Senior Notes mature on November 15, 2000, and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each November 15, 1998 and 1999.

     The Mortgage Notes have an outstanding principal amount of approximately $242 million, bear interest at the rate of 11-3/4% per annum (which may be reduced to 11-1/2% upon the occurrence of certain events), and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $61.9 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 1995, the Partnership and Funding issued an additional $7.8 million principal amount of PIK Notes in payment of interest on the PIK Notes. The Partnership anticipates that during 1996 interest on the PIK Notes will be paid through the issuance of additional PIK Notes.

     On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which grants the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton. Hamilton has represented to the Partnership that it is the owner of at least 92% of the outstanding principal amount of the PIK Notes. The Option was granted to the Partnership in consideration of a $1.1 million payment to Hamilton. The Option is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered by Hamilton. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. The option expires on March 19, 1996 and may be extended to June 21, 1996.

     The Partnership's cash debt service requirement was approximately $36.7 million in 1995 and the Partnership anticipates that approximately $37.8 million in cash will be required during 1996 to meet its debt service obligations.

     For the years ended December 31, 1995 and 1994, the Partnership had a working capital surplus of $600,000 and a working capital deficit of $1.0 million, respectively. The
Partnership believes that this level of working capital is adequate to sustain existing operations in the foreseeable future.

     Management believes, based upon its current level of operations, that although the Partnership is highly leveraged, it will continue to have the ability to pay interest on its indebtedness and to pay other liabilities with funds from operations for the foreseeable future. However, there can be no assurance to that effect, as the Partnership's operating results are subject to numerous factors outside its control, including, without limitation, competition from within the Atlantic City market, from other gaming jurisdictions, and from the Other Trump Casinos; general economic conditions; weather and its effect on the ability of patrons to travel to Atlantic City; and, the slot machine and table game win percentages, which can vary significantly over a short-term time period. In the event that circumstances change, the Partnership may seek to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.

     The ability of Funding and the Partnership to pay their indebtedness when due, will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. The Partnership does not currently anticipate being able to generate sufficient cash flow from operations to repay a substantial portion of the principal amounts of the Mortgage Notes and the PIK Notes. Thus, the repayment of the principal amount of this indebtedness will likely depend primarily upon the ability of Funding and the Partnership to refinance this debt when due. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions, and numerous other financial, business, and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to financial statements and required financial statement schedules is set forth at Item 14.


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

     None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     All decisions affecting the business and affairs of the Partnership, including the operation of Trump's Castle, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Mortgage Notes and PIK Notes (the "Board of Partner Representatives"). As currently constituted, the Board of Partner Representatives consists of Donald J. Trump, Chairman, Nicholas L. Ribis, Roger P. Wagner, Robert M. Pickus, Asher O. Pacholder, Thomas F. Leahy, and Arthur S. Bahr. Messrs. Trump, Ribis, and Pickus also serve on the governing boards of Trump Taj Mahal Associates ("TTMA"), and Trump Plaza Associates ("TPA"). Messrs. Trump and Ribis also serve as directors and officers of Trump Hotels & Casino Resorts, Inc. ("THCR"), and Mr. Pickus serves as an officer of THCR.

     The Partnership also has an Audit Committee on which Mr. Ribis serves with Mr. Leahy and Mr. Bahr, who have been appointed thereto in accordance with the requirements of the CCC. The Audit Committee reviews matters of policy, purpose, responsibilities and authority and makes recommendations with respect thereto on the basis of reports made directly to the Audit Committee. The Surveillance Department is responsible for the surveillance, detection, and video-taping of unusual and illegal activities in the casino hotel. The Internal Audit Department is responsible for the review of, reporting instances of noncompliance with, and recommending procedures to eliminate weakness in internal controls.

     The sole director of Funding is Trump. Trump also serves as its Chairman of the Board, President, and Treasurer. Patricia M.
Wild serves as its Secretary, and Robert E. Schaffhauser serves as its Assistant Treasurer.

     Set forth below are the names, ages, positions, and offices held with Funding and the Partnership, and a brief account of the business experience during the past five years of each member of the Board of Partner Representatives, the executive officers of Funding and the Partnership, and the director of Funding.

     DONALD J. TRUMP - Trump, 49 years old, has been the managing general partner of the Partnership and Chairman of the Board of Partner Representatives since May 1992 and Chairman of the Board, President and sole director of Funding since June 1985. Trump has been the President and sole director of TC/GP since December 1993. Trump served as Chairman of the Executive Committee of the Partnership from June 1985 to May 1992 and as President and sole director of TC/GP from November 1991 to May 1992. Trump has been a director and Treasurer of TCHI since April 17, 1985. Trump has been Chairman of the Board of THCR and its related funding company since their formation in 1995. Trump is the sole shareholder, Chairman of the Board of Directors, President, and Treasurer of TPFI, and the managing general partner of TPA. Trump was

President and Chairman of the Board of Directors and a 50% shareholder of TP/GP Corp. ("TP/GP"), the former managing general partner of TPA, from May 1992 through June 1993; and Chairman of the Executive Committee and President of TPA from May 1986 to May 1992. Trump has been a director and President of TPHI and a partner in Trump Plaza Holding Associates ("TPHA") since February 1993. Trump was Chairman of the Executive Committee of TTMA, from June 1988 to October 1991; and has been Chairman of the Board of Directors of the managing general partner of TTMA since October 1991; and President of the Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     NICHOLAS L. RIBIS - Mr. Ribis, 51 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and Chief Executive Officer of Partnership since March 1991. Mr. Ribis has served as Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis served as a member of the Executive Committee of the Partnership from April 1991 to May 1992 and as Secretary of TC/GP from November 1991 to May 1992. Mr. Ribis has been President, Chief Executive Officer, Chief Financial Officer, and a director of THCR and its related funding company since their formation in 1995. Mr. Ribis has served as a director of TPHI since June 1993 and of TPFI since July 1993; as a director and Vice President of TP/GP from May 1992 to June 1993; Chief Executive Officer of TPA since February 1991; and a member of the Executive Committee of TTMA since March to October 1991; and a member of the Board of Directors of the managing general partner of TTMA since October 1991. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995 was Counsel to, the law firm of Ribis, Graham & Curtin, which serves as New Jersey legal counsel to all of the above-named companies, and certain of their affiliated entities. Mr. Ribis has been a member of the Board of Trustees of the CRDA since October 1993.

     ROGER P. WAGNER - Mr. Wagner, 48 years old, has been a partner representative on the Board of Partner Representatives since May 1992 and President and Chief Operating Officer of the Partnership since January 1991. Mr. Wagner served as a member of the Executive Committee of the Partnership from January 1991 to May 1992. Mr. Wagner has been a director and president of TCHI since January 1991. Prior to joining the Partnership, Mr. Wagner served as President of the Claridge Hotel Casino from June 1985 to January 1991 and is presently the Chairman of the Casino Association of New Jersey.

     ROBERT M. PICKUS - Mr. Pickus, 41 years old, has been a partner representative on the Board of Partner Representatives since October 1995, Executive Vice President of Corporate and Legal Affairs since February 1995, and Corporate Secretary since February 1996. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 16,

1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates and, since April 1994, he has been the Vice President and Assistant Secretary of Plaza Funding and Assistant Secretary of Plaza Holding, Inc. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Class C Director of Taj Holding and TM/GP since November, 1995. He was the Senior Vice President and Secretary of Trump's Castle Funding, Inc. from June 1988 until December 1993 and General Counsel of Trump's Castle Associates from June 1985 to June 1988. Mr. Pickus was also Secretary of Trump's Castle Associates from October 1991 until December 1993. Mr. Pickus has been Executive Vice President of Corporate and Legal Affairs of THCR since June of 1995.

     ASHER O. PACHOLDER - Dr. Pacholder, 58 years old, has been a partner representative of the Board of Partner Representative since May 1992. Dr. Pacholder served as a director and the President of TC/GP from May 1992 to December 1993. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1987. In addition, Dr. Pacholder serves on the Board of Directors of The Southland Corporation, United Gas Holding Corp., ICO, Incorporated, an oil field services company, UF&G Pacholder Fund, Inc., a publicly traded closed end mutual fund, U.S. Trails, Inc. a recreational facility company, and Forum Group, Inc., a retirement community managerial company.

     THOMAS F. LEAHY - Mr. Leahy, 58 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TC/GP from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. From July 1992 through November 1992, Mr. Leahy served as chairman of VT Properties, Inc., a privately-held corporation which invests in literary, state, and film properties.

     ARTHUR S. BAHR - Mr. Bahr, 64 years old, has been a partner representative on the Board of Partner Representatives since June of 1995 and previously served as a director of TC/GP from August 1993 to January of 1994. Mr. Bahr retired in February of 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance and the Korean International Investment Fund.

     ROBERT E. SCHAFFHAUSER - Mr. Schaffhauser, 49 years old, joined the Partnership as Senior Vice President of Finance in January 1994 and became Executive Vice President of Finance in January of 1995. He also became Assistant Treasurer, Chief Financial Officer, and Chief Accounting Officer of Funding, and Assistant Treasurer of TCHI and TC/GP in January 1994. He served as a consultant to Trump during 1993. Mr. Schaffhauser previously served as Senior Vice President of Finance and Administration for the Sands Hotel & Casino in Atlantic City for four years. For a period of 13 years prior thereto, he served as the Chief Financial Officer and Secretary for Metex Corporation, a publicly held manufacturer of engineered products. Mr. Schaffhauser also served as a member of Metex Corporation's Board of Directors.

     MARK A. BROWN - Mr. Brown, 35 years old, joined the Partnership as Executive Vice President of Operations in July of 1995. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesars World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at Trump Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

     PATRICIA M. WILD - Ms. Wild, 43 years old, has been Secretary of Funding and Senior Vice President and General Counsel of the Partnership and Secretary of TCHI since December 1993. Ms. Wild served as Assistant Secretary of TPFI and Vice President, General Counsel of TPA from February 1991 to December 1993; Vice President and General Counsel of TPFI from July 1992 through December 1993; and Associate General Counsel of TPA from May 1989 through January 1991. From December 1986 to April 1989, Ms. Wild served as Deputy Attorney General on the Environmental Prosecutions Task Force of the New Jersey Department of Law and Public Safety, Division of Criminal Justice. From April 1983 to December 1986, Ms. Wild served as Deputy Attorney General with the New Jersey Division of Gaming Enforcement.

     JOHN P. BURKE - Mr. Burke, 48 years old, has been the Corporate Treasurer of the Partnership and TPA since October 1991. Mr. Burke has been Chief Accounting Officer of TC/GP since May 1992. Mr. Burke has been a Vice President of TCHI, TC/GP, Funding and the Partnership since December 1993. Mr. Burke has been Vice President of the Trump Organization since September 1990. Since June 1995, Mr. Burke has been the Corporate Treasurer of THCR.
He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been a Class C Director of TM/GP and Taj Holding, and Vice President of TM/GP since October 1991. Mr. Burke was an Executive Vice President and Chief Administrative officer of Imperial Corporation of America from April 1989 through September 1990.

     Each member of the Board of Partner Representatives, of the Audit Committee and all of the other persons listed above have been licensed or found qualified by the CCC.

     The employees of the Partnership serve at the pleasure of the Board of Partner Representatives subject to any contractual rights contained in any employment agreement. The officers of Funding serve at the pleasure of Donald J. Trump, the sole director of Funding.

     Donald J. Trump and Nicholas L. Ribis served as either executive officers and/or directors of TTMA and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Donald J. Trump, Nicholas L. Ribis, and John P. Burke served as directors of TPA and its affiliated entitled, at the time such parties filed a petition for reorganization under chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and declared effective on May 29, 1992. Donald
J. Trump, Nicholas L. Ribis, Roger P. Wagner, and John P. Burke served as either executive officers and/or directors of the Partnership and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Donald J. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under chapter 11 of the Bankruptcy Code on November 2, 1992. The Plan of Reorganization was confirmed on December 11, 1992 and declared effective in January 1993. John P. Burke was Executive Vice President and Chief Administrative Officer of Imperial, a thrift holding company whose major subsidiary, Imperial Savings was seized by the Resolution Trust Corporation in February 1990. Subsequently, in February 1990, Imperial filed a petition for reorganization under chapter 11 of the Bankruptcy Code.


ITEM 11.  EXECUTIVE COMPENSATION

     Executive officers of Funding do not receive any additional compensation for serving in such capacity. In addition, Funding and the Partnership do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans, or defined benefit pension plans.

     The following table sets forth compensation paid or accrued during the years ended December 31, 1995, 1994, and 1993 to the Chief Executive Officer, and each of the four most highly compensated executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1995. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION
       Name and                                           Other Annual      All Other
  Principal Position       Year    Salary      Bonus     Compensation<F1> Compensation<F2>
Nicholas L. Ribis <F3>     1995   $531,895       --             --              $647
 Chief Executive Officer   1994   $568,333       --           $69,000           $770
                           1993   $250,000    $250,000       $226,000           $750

Roger P. Wagner            1995   $591,709    $143,660          --            $4,620
 Chief Operating Officer   1994   $501,610    $114,670        $60,000         $4,620
                           1993   $402,070     $76,393        $65,000         $4,497

Robert E. Schaffhauser     1995   $202,172       --             --              --
 Executive Vice President  1994   $173,088     $31,156          --              --
 Finance                   1993      --          --             --              --

Mark A. Brown <F4>         1995   $155,257    $150,000          --            $2,187
 Executive Vice President  1994      --          --             --              --
 of Operations             1993      --          --             --              --

Patrick R. Dennehy <F5>    1995   $132,820     $20,609          --            $2,310
 Executive Vice President  1994   $205,845     $36,452          --            $2,695
 of Operations             1993   $177,083     $33,646          --            $2,248

Patricia M. Wild <F6>      1995   $126,368        --            --            $3,638
 Senior Vice President     1994   $115,498     $20,790          --            $2,856
 General Counsel           1993     $4,423        --            --              --

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

<F3>  Mr. Ribis devotes approximately one-fourth of his professional time to the affairs of the Partnership; the compensation for his positions at other Trump Casinos has not been included.

<F4>  Mr. Brown became the Executive Vice President of Operations effective July 10, 1995.

<F5>  Effective July 3, 1995, Mr. Dennehy resigned as Executive Vice
      President of Operations.

<F6>  Ms. Wild became the Senior Vice President/General Counsel effective
      December 6, 1993.


     EMPLOYMENT AGREEMENTS. In September 1993, the Partnership entered into an employment agreement with Nicholas L. Ribis pursuant to which Mr. Ribis acts as Chief Executive Officer of the Partnership. The agreement, which expires in September 1996, provides for an annual salary of $550,000. The salary increases by ten percent for each of the second and third years of the agreement. Upon execution of the employment agreement, Mr. Ribis received a $250,000 signing bonus. In the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis have agreed to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. Mr. Ribis also acts as Chief Executive Officer of TTMA and TPA, the Partnerships that own the Other Trump Casinos, and THCR which owns TPA and certain other gaming interests, and receives additional compensation from such entities. Mr. Ribis devotes approximately one-quarter of his professional time to the affairs of the Partnership. All other executive officers of the Partnership, except Messrs. Burke and Pickus, devote substantially all of their time to the business of the Partnership.

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

     The Partnership, on June 16, 1995, entered into a severance agreement with Robert E. Schaffhauser. Pursuant to the terms of this agreement Mr. Schaffhauser is to receive from the Partnership, if terminated by the Partnership for any reason other than cause as defined, an amount equal to twelve months of Mr. Schaffhauser's then current salary.

     The Partnership, on July 10, 1995, entered into an employment agreement with Mark A. Brown pursuant to which Mr. Brown serves as the Partnership's Executive Vice President of Operations. The term of the agreement is three years. This employment agreement provides for an annual base salary of $350,000, a $75,000 bonus paid at the commencement of employment, and an annual bonus of no less than $75,000 per year over the three year term of the agreement.

     The Partnership entered into an employment agreement with Patricia M. Wild pursuant to which, effective December 6, 1993, Ms. Wild serves as the Partnership's Senior Vice President/General Counsel. The term of the agreement is one year and, in accordance with the terms of the agreement, is automatically extended on a weekly basis so that at all times the term of the agreement shall be an unexpired period of twelve months. This employment agreement provides for an annual base salary of $115,000 reviewed on an annual basis.

     COMPENSATION OF DIRECTORS. Each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Wagner, and Pickus) receives an annual fee of $50,000. In addition, each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Pickus, and Wagner) receives $2,500 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. In general, the compensation of executive officers of the Partnership is determined by the Board of Partner Representatives, which is composed of Donald J. Trump, Nicholas L. Ribis, Roger P. Wagner, Asher O. Pacholder, Thomas F. Leahy, Arthur S. Bahr, and Robert M. Pickus. The compensation of Nicholas L. Ribis and Roger
P. Wagner is set forth in their employment agreements with the Partnership. The Partnership has delegated the responsibility over certain matters, such as the bonus of Mr. Ribis, to Mr. Trump. Executive officers of Funding do not receive any additional compensation for serving in such capacity.

     The SEC requires issuers to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Wagner, Pickus, and Burke, executive officers of the Partnership, serve on the Board of Directors of other entities in which members of the Board of Partner Representatives (namely, Messrs. Trump, Ribis, Wagner, and Pickus) serve as executive officers. The Partnership believes that such relationships have not affected the compensation decisions made by the Board of Partner Representatives in the last fiscal year.

     Messrs. Trump and Wagner serve as directors of TCHI, of which Messrs. Trump, Ribis, and Wagner serve as executive officers.

     Messrs. Trump, Ribis, Pickus, and Burke serve on the Board of Directors of Taj Mahal Holding Corp., which holds an indirect equity interest in TTMA, the partnership that owns the Taj Mahal, of which Messrs. Trump, Ribis, and Pickus are executive officers. Such persons also serve on the Board of Directors of TM/GP Corporation (a subsidiary of Taj Mahal Holding Corp.), the managing general partner of TTMA, of which Messrs. Trump, Ribis, and Pickus are executive officers. Mr. Ribis is compensated by TTMA for his services as its chief executive officer.

     Mr. Ribis also serves on the Board of Directors of Trump Taj
Mahal Realty Corp. ("Taj Realty Corp."), which leases certain real property to TTMA, of which Mr. Trump is an executive officer. Mr.

Trump, however, does not receive any compensation for serving as an executive officer of Taj Realty Corp.

     Messrs. Trump and Ribis serve on the Board of Directors of TPFI, the managing general partner of TPA, of which Messrs. Trump, Ribis, and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of TPHI, of which such persons are also executive officers. Mr. Ribis is compensated by TPA for his services as chief executive officer.

     Messrs. Trump and Ribis serve on the Board of Directors of THCR, of which Mr. Trump is Chairman of the Board. Messrs. Ribis, Pickus and Burke are executive officers of THCR and are compensated for their services by THCR.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT

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

Common Stock       Trump's Castle          200 shares       100%
                    Associates
                   Huron Avenue and
                    Brigantine Blvd.
                   Atlantic City,
                    New Jersey 08401


     Currently, Trump, TC/GP and TCHI hold 61.5%, 37.5%, and 1.0% interests, respectively, in the Partnership and therefore are the beneficial owners of all of the outstanding shares of Common Stock of Funding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     OTHER TRUMP CASINOS. The following table sets forth the amounts due to the Partnership from Trump and his other affiliated casino entities as of December 31, 1995. For a more detailed description of these transactions, see "Other Transactions with Affiliates" below.


                                     Amount Due and Outstanding
                                         to the Partnership
                                       as of December 31, 1995
                                     __________________________

        Trump Plaza Associates. . . . . . . . . . . .$  720,000
        Trump Taj Mahal Associates. . . . . . . . . .   164,000
        The Trump Organization. . . . . . . . . . . .   262,000
                                                      _________
           Total Due from Affiliates
             as of December 31, 1995. . . . . . . . .$1,146,000
                                                     ==========

     OTHER TRANSACTIONS WITH AFFILIATES. The Partnership has engaged in transactions with TPA, TTMA, and the Trump Organization ("TO") which are affiliates of Trump. These transactions include certain shared payroll costs, fleet maintenance and limousine services, as well as complimentary services offered to customers, for which the Partnership makes the initial payment and is then reimbursed by the appropriate affiliated entity. During 1995, the Partnership incurred expenses of approximately $1,673,000 in corporate salaries, and $1,109,000 of other transactions on behalf of these related entities. In addition, the Partnership received payments totalling $1,401,000 for services rendered and had $580,000 of deductions for similar services incurred by these related entities on behalf of the Partnership.

     SERVICES AGREEMENT. On December 28, 1993, the Partnership terminated the existing management agreement with a corporation wholly-owned by Trump and entered into a Services Agreement with TC/GP (the "Services Agreement"). In general, the Services Agreement obligates TC/GP to provide to the Partnership, from time-to-time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional, and other related services (the "Services") with respect to the business and operations of the Partnership, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, restructuring costs and the non-cash write-down of CRDA investments) exceeds prescribed amounts.

     In consideration for the Services to be rendered by TC/GP, the Partnership will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TC/GP in the amount of $1,500,000 for each year in which EBITDA exceeds the following amounts for the years indicated: 1993 - $40,500,000; 1994 - $45,000,000; 1995 and thereafter - $50,000,000. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, TC/GP will be entitled to an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10% of EBITDA in excess of $45,000,000 for such fiscal year. The Partnership will also be required to advance to TC/GP $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TC/GP will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income.

     During the year ended 1995, the Partnership recorded fees of approximately $2,087,000 under the Services Agreement.

     Unless sooner terminated pursuant to its terms, the Services
Agreement will expire on December 31, 2005.

     OTHER PAYMENTS TO TRUMP. During 1994, the Board of Partners Representatives approved a $1,000,000 bonus to be paid to Trump based upon 1994 operating results. The amount was paid in two equal installments in June and August 1995. No such bonus was approved for 1995.

                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

        (A) Financial Statements. See the Index immediately following the signature page.

        (B) Reports on Form 8-K. Funding did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1995.

        (C) Exhibits. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

EXHIBIT

3(1)           -Amended and Restated Certificate of Incorporation
                 of Funding.

3.1(1)         -Bylaws of Funding.

3.2-3.6        -Intentionally omitted.

3.7(2)         -Second Amended and Restated Partnership Agreement
                 of the Partnership.

4.1-4.10       -Intentionally omitted.

4.11(2)        -Indenture, among Funding, as issuer, the
                 Partnership, as guarantor, and the Mortgage Note
                 Trustee, as trustee.

4.12(2)        -Indenture of Mortgage between the Partnership, as
                 Mortgagor, and Funding, as Mortgagee.

4.13(2)        -Assignment Agreement between Funding and the
                 Mortgage Note Trustee.

4.14(2)        -Partnership Note.

4.15           -Form of Mortgage Note (included in Exhibit 4.11).

4.16           -Form of Partnership Guarantee (included in Exhibit
                 4.11).

4.17(2)        -Indenture between Funding, as issuer, the
                 Partnership, as guarantor, and the PIK Note
                 Trustee, as trustee.

4.18(2)        -Pledge Agreement between Funding and the PIK Note
                 Trustee.

4.19(2)        -Subordinated Partnership Note.

4.20           -Form of PIK Note (included in Exhibit 4.17).

4.21           -Form of Subordinated Partnership Guarantee
                 (included in exhibit 4.17).

4.22(1)        -Letter Agreement between the Partnership and the
                 Proposed Senior Secured Note Purchasers regarding the Senior Secured Notes.

4.23(2)        -Note Purchase Agreement for 11-1/2% Series A
                 Senior Secured Notes of the Partnership due 1999.

4.24(2)        -Indenture, among Funding, as issuer, the
                 Partnership, as guarantor, and the Senior Secured Note Trustee, as trustee.

4.25(2)        -Indenture of Mortgage and Security Agreement
                 between the Partnership, as mortgagor/debtor, and Funding as mortgagee/secured party. (Senior Note
                 Mortgage).

4.26(2)        -Registration Rights Agreement by and among the
                 Partnership and certain purchasers.

4.27           -Intentionally omitted.

4.28(2)        -Guarantee Mortgage.

4.29(2)        -Senior Partnership Note.

4.30(2)        -Indenture of Mortgage and Security Agreement
                 between the Partnership as mortgagor/debtor and the Senior Note Trustee as mortgagee/secured party. (Senior Guarantee Mortgage).

4.31(2)        -Assignment Agreement between Funding, as assignor,
                 and the Senior Note Trustee, as assignee.
                 (Senior Assignment Agreement).

4.32(2)        -Amended and Restated Nominee Agreement.

10.1-10.2      -Intentionally omitted.

10.3(3)        -Employment Agreement dated January 17, 1991,
                 between the Partnership and Roger P. Wagner.

10.4(4)        -Second Amendment to Employment Agreement dated
                 January 17, 1991 between the Partnership, TCHI, and Roger P. Wagner.

10.5(5)        -Form of License Agreement between the Partnership
                 and Donald J. Trump.

10.6-10.10     -Intentionally omitted.

10.11(2)       -Employment Agreement, between the Partnership and
                 Nicholas Ribis.

10.12(6)       -Trump's Castle Hotel & Casino Retirement Savings
                 Plan, effective as of September 1, 1986.

10.13-10.18    -Intentionally omitted.

10.19(3)       -Lease Agreement by and between State of New Jersey
                 acting through its Department of Environmental Protection, Division of Parks and Forests, as Landlord, and the Partnership, as tenant, dated September 1, 1990.

10.20-10.26    -Intentionally omitted.

10.27(1)       -Services Agreement.

10.28-10.31    -Intentionally omitted.

10.32(7)       -Employment Agreement dated December 20, 1993,
                 between Patricia M. Wild and the Partnership

10.33          -Intentionally Omitted.

10.34(7)       -Amended and Restated Credit Agreement, dated as of
                 December 28, 1993, among Midlantic, the
                 Partnership and Funding.

10.35(7)       -Amendment No. 1 to Amended and Restated Indenture
                 of Mortgage, between the Partnership, as Mortgagor and Midlantic, as Mortgagee.

10.36(7)       -Amended and Restated Indenture of Mortgage,
                 between the Partnership, as Mortgagor and Midlantic, as Mortgagee, dated as of May 29, 1992.

10.37(7)       -Amendment No. 1 to Amended and Restated Assignment
                 of Leases and Rents, between the Partnership, as assignor, and Midlantic, as assignee.

10.38(7)       -Amended and Restated Assignment of Leases and
                 Rents, between the Partnership, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.39(7)       -Amendment No. 1 to Amended and Restated Assignment
                 of Operating Assets, between the Partnership, as assignor and Midlantic, as assignee.

10.40(7)       -Amended and Restated Assignment of Operating
                 Assets, between the Partnership, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

10.41(7)       -Intercreditor Agreement, by and among Midlantic,
                 the Senior Note Trustee, the Mortgage Note
                 Trustee, the PIK Note Trustee, Funding and the
                 Partnership.

10.42(8)       -Option Agreement, dated as of June 23, 1995,
                 between Hamilton Partners, L.P. and the
                 Partnership.

10.43(9)       -Form of Amended and Restated Term Note, dated as
                 of May 28, 1995, between Midlantic Bank, N.A. and the Partnership.

10.44          -Severance Agreement dated June 16, 1995, between
                 Robert E. Schaffhauser and the Partnership.

10.45          -Employment Agreement dated July 10, 1995, between
                 Mark A. Brown and the Partnership.
_________________


(1) Incorporated herein by reference to the Exhibit to Funding's and the Partnership's Registration Statement on
        Form S-4, Registration No. 33-68038.

(2) Incorporated herein by reference to the Exhibit to Amendment No. 5 to the Schedule 13E-3 of TC/GP and the
        Partnership, File No.  5-36825, filed with the SEC on
        January 11, 1994.

(3) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended
        December 31, 1990.

(4) Incorporated herein by reference to the Exhibit to Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(5) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended
        December 31, 1991.

(6) Incorporated herein by reference to the Exhibit to Funding's Annual Report on Form 10-K for the year ended
        December 31, 1986.

(7) Incorporated herein by reference to the identically numbered Exhibit to Funding's Registration Statement on
        Form S-4, Registration Number 33-52309 filed with the SEC on February 17, 1994.

(8) Incorporated herein by reference to the identically numbered Exhibit to Funding's and the Partnership's
        Current Report on Form 8-K dated as of June 23, 1995.

(9) Incorporated herein by reference to the identically numbered Exhibit to Funding's and the Partnership's
        Quarterly Report on Form 10-Q for the quarter ended June
        30, 1995.

                   INDEX TO FINANCIAL STATEMENTS


     Report of Independent Public Accountants                 F-1

     Consolidated Balance Sheets of Trump's Castle
        Associates and Subsidiary as of December 31,
        1995 and 1994                                         F-2

     Consolidated Statements of Operations of Trump's
        Castle Associates and Subsidiary for the years
        ended December 31, 1995, 1994, and 1993               F-3

     Consolidated Statements of Partners' Capital
        of Trump's Castle Associates and Subsidiary for
        the years ended December 31, 1995, 1994, and 1993     F-4

     Consolidated Statements of Cash Flows of Trump's
        Castle Associates and Subsidiary for the years
        ended December 31, 1995, 1994, and 1993               F-5

     Notes to Consolidated Financial Statements of
        Trump's Castle Associates and Subsidiary              F-6


     Schedule

          II    Valuation and Qualifying Accounts for the
                  years ended December 31, 1995, 1994, and
                  1993                                        F-18

          Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the combined financial statements or notes thereto.

                          Arthur Andersen LLP


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Trump's Castle Associates
     and Subsidiary:

     We have audited the accompanying consolidated balance sheets of Trump's Castle Associates (a New Jersey general partnership) and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     ARTHUR ANDERSEN, LLP

Roseland, New Jersey
February 16, 1996

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994

            ASSETS                                1995         1994
CURRENT ASSETS:
     Cash and cash equivalents                $21,038,000   $19,122,000
     Trade receivables, less allowance for
        doubtful accounts of $1,969,000 and
        $3,704,000 respectively (Note 3)        9,007,000     7,395,000
     Accounts receivable, other                 1,252,000     1,463,000
     Due from affiliates, net  (Note 6)         1,146,000       434,000
     Inventories  (Note 3)                      1,567,000     1,790,000
     Prepaid expenses and
         other current assets  (Note 4)         4,961,000     2,880,000
                                             ------------  ------------
                Total current assets           38,971,000    33,084,000
                                             ------------  ------------


PROPERTY AND EQUIPMENT  (Notes 3, 4, and 5):

     Land and land improvements                62,706,000    62,706,000
     Buildings and building improvements      327,487,000   327,487,000
     Furniture, fixtures and equipment        114,253,000   108,308,000
     Construction in progress                   5,436,000     3,196,000
                                             ------------  ------------
                                              509,882,000   328,174,000
     Less - Accumulated depreciation          187,767,000   173,523,000
                                             ------------  ------------
                                              322,115,000   328,174,000
                                             ------------  ------------

OTHER ASSETS                                    9,495,000     7,539,000
                                             ------------   -----------


               Total assets                  $370,581,000  $368,797,000
                                             ============  ============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

       F-2A

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994

LIABILITIES AND PARTNER'S CAPITAL                       1995         1994
CURRENT LIABILITIES:
     Current maturities-other borrowings (Note 5)   $2,903,000     $1,108,000
     Trade accounts payable                          9,413,000      6,191,000
     Accrued payroll and related expenses            7,358,000      8,625,000
     Accrued interest payable  (Note 2)              4,391,000      3,994,000
     Gaming liabilities (Note 3)                     2,988,000      3,126,000
     Self insurance reserves                         4,141,000      4,660,000
     Other                                           7,208,000      6,380,000
                                                  ------------   ------------
               Total current liabilities            38,402,000     34,084,000

MORTGAGE NOTES, due 2003 (Notes 4 and 10)          206,569,000    204,412,000
  (Net of discount of $ 35,572,000
   and $ 37,729,000, respectively)
PIK NOTES, due 2005 (Notes 4 and 10)                54,110,000     46,129,000
  (Net of discount of $ 7,750,000
   and $ 7,965,000, respectively)
OTHER BORROWINGS  (Note 5)                          62,336,000     63,892,000

OTHER LONG TERM LIABILITIES                          3,351,000      3,315,000
                                                  ------------   ------------
               Total liabilities                   364,768,000    351,832,000
                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES  (Note 7)

PARTNERS' CAPITAL   (Notes 2 and 6):
     Contributed Capital                            73,395,000     73,395,000
     Accumulated Deficit                           (67,582,000)   (56,430,000)
                                                  ------------   ------------
               Total partners' capital               5,813,000     16,965,000
                                                  ------------   ------------

               Total liabilities and capital      $370,581,000   $368,797,000
                                                  ============   ============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

       F-2B

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                           1995          1994         1993
REVENUES:
  Gaming  (Note 3)                    $280,124,000  $258,455,000  $246,370,000
  Rooms                                 20,052,000    19,514,000    19,647,000
  Food and beverage                     30,804,000    28,447,000    30,608,000
  Other                                  9,130,000     8,969,000     8,201,000
                                      ------------  ------------  ------------
      Gross Revenues                   340,110,000   315,385,000   304,826,000

  Less-Promotional allowances (Note 3)  34,547,000    31,572,000    31,599,000
                                      ------------  ------------  ------------
      Net Revenues                     305,563,000   283,813,000   273,227,000
                                      ------------  ------------  ------------

COSTS AND EXPENSES  (Notes 2, 6 and 7)
  Gaming                               165,679,000   151,036,000   145,717,000
  Rooms                                  2,534,000     2,533,000     2,980,000
  Food and beverage                     13,516,000    12,396,000    14,595,000
  General and administrative            61,431,000    61,974,000    54,558,000
  Depreciation and amortization         14,639,000    14,437,000    16,425,000
  Other                                 13,403,000    12,613,000    11,086,000
                                      ------------  ------------  ------------
                                       271,202,000   254,989,000   245,361,000
                                      ------------  ------------  ------------

       Income from operations           34,361,000    28,824,000    27,866,000

INTEREST INCOME                            504,000       636,000       675,000

INTEREST EXPENSE, including
 approximately $9,000,000
 in transaction costs related to
 the Recapitalization Plan
 in 1993 (Note 2).                     (46,017,000)  (44,173,000)  (56,926,000)
                                      ------------  ------------  ------------

          Net Loss                    ($11,152,000) ($14,713,000) ($28,385,000)
                                      ============  ============  ============


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                       Contributed    Accumulated
                                         Capital        Deficit       Total

Balance at December 31, 1992           $73,395,000  ($12,536,000)  $60,799,000

  Net loss                                  -        (28,385,000)  (28,385,000)
  Partnership Distribution (Note 6)         -           (736,000)     (736,000)
                                       -----------  ------------   -----------
Balance at December 31, 1993            73,395,000   (41,717,000)   31,678,000

  Net loss                                  -        (14,713,000)  (14,713,000)
                                       -----------  ------------   -----------
Balance at December 31, 1994           $73,395,000   (56,430,000)   16,965,000

  Net loss                                  -        (11,152,000)  (11,152,000)
                                       -----------  ------------   -----------
Balance at December 31, 1995           $73,395,000  ($67,582,000)   $5,813,000
                                       ===========  ============   ===========


              The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                 1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                ($11,152,000)  ($14,713,000)  ($28,385,000)
 Adjustments to reconcile net loss
  to net cash flows provided by
  (used in) operating activities-
  Noncash charges-
   Depreciation and amortization           14,639,000     14,437,000     16,425,000
   Accretion of bond discount               2,372,000      2,148,000     10,395,000
   Provision for losses on receivables      1,370,000      3,438,000        755,000
   Amortization of CRDA tax credits           720,000        955,000        115,000
   Valuation allowance-CRDA investments       936,000        735,000        953,000
                                          -----------    -----------    -----------
                                            8,885,000      7,000,000        258,000

   Increase in receivables                 (3,486,000)    (2,461,000)    (3,461,000)
   Decrease (increase) in inventories         223,000        525,000       (155,000)
   Increase in other current assets        (2,800,000)      (320,000)      (701,000)
   Increase in other assets                   (86,000)      (881,000)       (42,000)
   Increase (decrease) in
    current liabilities                     2,527,000      2,112,000     (4,980,000)
   Increase in other liabilities            7,802,000      3,315,000         -
                                          -----------    -----------    -----------
     Net cash flows provided by
      (used in) operating activities       13,065,000      9,290,000     (9,081,000)
                                          -----------    -----------    -----------
CASH FLOWS USED BY INVESTING ACTIVITIES:
   Purchases of property and
    equipment, net                         (8,580,000)    (8,257,000)   (10,396,000)
   Purchase of CRDA investments            (2,805,000)    (2,350,000)    (2,958,000)
                                          -----------    -----------    -----------
     Net cash flows used in
      investing activities                (11,385,000)   (10,607,000)   (13,354,000)
                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Senior Notes                    -              -          27,000,000
   Repayment of other borrowings           (1,470,000)        -          (7,000,000)
   Other borrowings                         1,706,000         -               -
   Distributions to TC\GP, INC.                 -             -            (736,000)
                                          -----------    -----------    -----------
     Net cash flows from
      financing activities                    236,000         -          19,264,000
                                          -----------    -----------    -----------
     Net increase (decrease) in
      cash and cash equivalents             1,916,000     (1,317,000)    (3,171,000)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                      19,122,000     20,439,000     23,610,000
                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                           $21,038,000    $19,122,000    $20,439,000
                                          ===========    ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND OPERATIONS:

     The accompanying consolidated financial statements include those of Trump's Castle Associates, a New Jersey general partnership (the "Partnership") and its wholly-owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation
("Funding"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The Partnership was formed as a limited partnership in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort ("Trump's Castle"). The Partnership converted to a general partnership in February 1992. Trump's Castle is a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. A substantial portion of Trump's Castle's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue as new entrants to the gaming industry become operational.

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

     Funding was incorporated on May 28, 1985 solely to serve as a financing company to raise funds through the issuance of bonds to the public (Note 4). Since Funding has no business operations, its ability to repay the principal and interest on the 11-1/2% Senior Secured Notes due 2000 (the "Senior Notes"), the 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes"), and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.


(2)  PLAN OF RECAPITALIZATION:

     On December 28, 1993, the Partnership, Funding, and TC/GP consummated a recapitalization plan (the "Recapitalization Plan") whereby each $1,000 of principal of the 9.5% Mortgage Bonds issued as part of an earlier plan of reorganization was exchanged for

$750 principal amount of Funding's Mortgage Notes, $120 principal amount of Funding's PIK Notes, and a cash payment of $6.19 plus all accrued and unpaid interest. Those bondholders who did not elect to exchange their Mortgage Bonds received a cash payment in redemption of their Mortgage Bonds of $750 for each $1,000 of principal amount of bonds plus accrued and unpaid interest. In addition, each share of TC/GP common stock was exchanged for $35 principal amount of PIK Notes.

     As a result of the Recapitalization Plan, approximately 96% of the principal amount of the previously issued Mortgage Bonds were exchanged for Mortgage Notes and PIK Notes and the TC/GP common stock was redeemed. Those Bonds that were redeemed for cash were purchased at an amount which approximated their net book value at the date of purchase. The net book value of the exchanged Bonds has been carried forward and allocated to the Mortgage Notes and PIK Notes in proportion to the principal amount of Mortgage Notes and PIK Notes issued. The difference between the principal amount and net book value of these Mortgage Notes and PIK Notes is being accreted as a charge to interest expense over the life of the Mortgage Notes and PIK Notes using the effective interest method.

     In addition to the Mortgage Notes and PIK Notes, Funding issued $27,000,000 of the Senior Notes. A portion of the proceeds from the Senior Notes were used to repay $7,000,000 of outstanding indebtedness.

     Transaction costs related to the Recapitalization Plan of approximately $9,000,000 were included in interest expense.
Included in these costs was a $1,500,000 bonus to Trump for the services he provided in connection with the Recapitalization Plan.


(3)  ACCOUNTING POLICIES:

     PERVASIVENESS OF ESTIMATES

     The preparation of these financial statements in conformity with generally accepted accounting principals requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

     REVENUE RECOGNITION

     Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed.

     The Partnership provides an allowance for doubtful accounts arising from casino, hotel, and other services, which is based upon a specific review of certain outstanding receivables and historical collection performance. In determining the amount of the allowance, the Partnership is required to make certain estimates and assumptions and actual results may differ from these estimates and assumptions.

     PROMOTIONAL ALLOWANCES

     Gross revenues include the retail value of the complimentary food, beverage, and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The cost of such complimentaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses and are as follows:

                       1995           1994           1993
                   ___________    ___________    ___________
Rooms              $ 6,261,000    $ 6,554,000    $ 5,834,000
Food and Beverage   18,240,000     17,342,000     17,332,000
Other                2,483,000      2,693,000      2,073,000
                   ___________    ___________    ___________
                   $26,984,000    $26,589,000    $25,239,000
                   ===========    ===========    ===========


     INCOME TAXES

     The accompanying consolidated financial statements do not include a provision for Federal income taxes of the Partnership, since any income or losses allocated to the partners are reportable for Federal income tax purposes by the Partners.

     Under the Casino Control Act (the "Act") and the regulations promulgated thereunder, the Partnership and Funding are required to file a consolidated New Jersey corporation business tax return.

     As of December 31, 1995, the Partnership had New Jersey State net operating losses of approximately $162,000,000, which are available to offset taxable income through the year 2002. The net operating loss carryforwards result in a deferred tax asset of $15,200,000, which has been offset by a valuation allowance of $15,200,000, as utilization of such carryforwards is not considered to be more likely than not.

     INVENTORIES

     Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and is depreciated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture, fixtures, and equipment and buildings are from three to eight years and forty years, respectively.

     LONG LIVED ASSETS

     During 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Partnership does not believe that any impairment exists in the recoverability of its long lived assets.

     STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, Funding and the Partnership consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     The following supplemental disclosures are made to the statements of cash flows:

                               1995         1994        1993
Cash paid during the       ___________  ___________  ___________
year for interest
(net of amounts
capitalized)               $35,338,000  $31,255,000  $44,857,000
                           ===========  ===========  ===========

Issuance of debt in
exchange for accrued       $ 7,766,000  $ 3,559,000  $    --
interest                   ===========  ===========  ===========


     RECLASSIFICATION

     Certain reclassifications have been made to the 1994 and 1993 financial statements in order to conform to the classifications used in 1995.


(4)  MORTGAGE NOTES AND PIK NOTES:

     As discussed in Note 2, On December 28, 1993 all of the outstanding Mortgage Bonds and TC/GP common stock were either redeemed or exchanged for Mortgage Notes and PIK Notes by Funding. The Mortgage Notes bear interest, payable in cash, semi-annually, at 11-3/4% and mature on November 15, 2003. As discussed in Note 2, the net book value of the exchanged bonds has been carried forward and allocated to the Mortgage Notes and PIK Notes in proportion to the principal amount of Mortgage Notes and PIK Notes issued. In the event the PIK Notes are redeemed prior to November 15, 1998, the interest rate on the Mortgage Notes will be reduced to 11-1/2%. The Mortgage Notes may be redeemed at Funding's option at a specified percentage of the principal amount commencing in 1998.

     The PIK Notes bear interest payable, at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually at the rate of 7% through September 30, 1994 and 13-7/8% through November 15, 2003. After November 15, 2003, interest on the Notes is payable in cash at the rate of 13-7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On May 15, 1995 and November 15, 1995, the semi-annual interest payments of $3,753,000 and $4,013,000, respectively, were paid by the issuance of additional PIK Notes.

     On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which grants the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton. Hamilton has represented to the Partnership that it is the owner of at least 92% of the outstanding principal amount of the PIK Notes. The Option was granted to the Partnership in consideration of a $1,100,000 payment to Hamilton, which is included in prepaid expenses and other current assets.

     The Option is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered by Hamilton. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. The option expires on March 19, 1996 and may be extended to June 21, 1996.

     The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions of Partnership capital, investments, and other business activities.

     The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump's Castle and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the Trustee to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed (the "Guaranty") the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump's Castle. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness described in Note 5 (the "Senior Indebtedness") and the liens of the mortgages securing the

Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

     The PIK Notes are secured by a subordinated promissory note of the Partnership to Funding (the "Subordinated Partnership Note"), which has been assigned to the Trustee for the PIK Notes, and the Partnership has issued a subordinated guaranty (the "Subordinated Guaranty") of the PIK Notes. The Subordinated Partnership Note and the Subordinated Guaranty are expressly subordinated to the Senior Indebtedness, the Partnership Note, and the Guaranty.

     The ability of Funding and the Partnership to pay their indebtedness when due, will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. The Partnership does not currently anticipate being able to generate sufficient cash flow from operations to repay a substantial portion of the principal amounts of the Mortgage Notes and the PIK Notes when due. Thus, the repayment of the principal amount of this indebtedness will likely depend primarily upon the ability of Funding and the Partnership to refinance this debt when due. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions, and numerous other financial, business, and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

(5)  OTHER BORROWINGS:

     BANK BORROWINGS

     The Partnership has a term loan with Midlantic National Bank (the "Term Loan") in the amount of $38,000,000. The Term Loan had an initial maturity date of May 29, 1995 and under its terms, the Partnership had the option, subject to certain conditions, to extend the Term Loan an additional five years. The Partnership exercised its option to extend the Term Loan on May 28, 1995. The interest rate was revised to be a fluctuating rate of 3% above the bank's prime rate, which was 8.5% at December 31, 1995, but in no event less than 9% per annum. In addition, the outstanding principal amount of the Term Loan will be amortized over the five-year extension period on a twenty year amortization schedule requiring principal payments of approximately $158,000 per month over the period. At December 31, 1995, $36,892,000 was outstanding on this Term Loan.

     The Term Loan is secured by a mortgage lien on Trump's Castle that is prior to the lien securing the Mortgage Notes (Note 4) and the Senior Notes described below.

     SENIOR NOTES

     On December 28, 1993, Funding issued the Senior Notes. Similar to the Mortgage Notes, the Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump's Castle and substantially all of the other assets of the Partnership. In addition, the Partnership has guaranteed (the "Senior Guaranty") the payment of the Senior Notes, which Senior Guaranty is secured by a mortgage on Trump's Castle. The Senior Partnership Note and the Senior Guaranty are subordinated to the Term Loan described above.

     Interest on the Senior Notes is payable semiannually at the rate of 11-1/2%; however in the event that the PIK Notes are redeemed prior to November 15, 1998, the interest rate will be reduced to 11-1/4%. The Senior Notes are subject to a required partial redemption, as defined, commencing on June 1, 1998 at 100% of the principal amount of the amount redeemed.


(6)  RELATED PARTY TRANSACTIONS:

     TRUMP MANAGEMENT FEE

     The Partnership had a management agreement (the "Management Agreement") with Trump's Castle Management Corp. ("TCMC"), a corporation wholly-owned by Trump. The Management Agreement provided that the day-to-day operation of Trump's Castle and all ancillary properties and businesses of the Partnership was to be under the exclusive management and supervision of TCMC.

     Pursuant to the Management Agreement, the Partnership was required to pay an annual fee in the amount of $1,500,000 to TCMC for each year in which Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, TCMC, beginning with the fiscal year ended December 31, 1994, was to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year. During the year ended December 31, 1993, the Partnership incurred fees and expenses of $1,647,000 under the Management Agreement.

     As a result of the Recapitalization Plan described in Note 2, on December 28, 1993, the Partnership terminated the Management Agreement with TCMC and entered into a services agreement (the "Services Agreement") with TC/GP. Pursuant to the terms of the Services Agreement, TC/GP is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional, and other similar and related services with respect to the business and operations of the Partnership, including such other services as the Managing Partner may reasonably request.

     In consideration for the services to be rendered, the Partnership will pay TC/GP an annual fee on the same basis as that of the previous Management Agreement, discussed above. During the years ended December 31, 1995 and 1994, the Partnership incurred fees and expenses of $2,087,000 and $2,111,000, respectively, under the Services Agreement. The Services Agreement expires on December 31, 2005.

     OTHER PAYMENTS TO TRUMP

     During 1994, the Board of Partner Representatives approved a $1,000,000 bonus to be paid to Trump, based upon 1994 operating results. The amount was paid in two equal installments in June and August 1995. No such bonus was approved for 1995.

     DUE FROM AFFILIATES

     Amounts due from affiliates were $1,146,000 and $434,000 as of December 31, 1995 and 1994, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates, Trump Taj Mahal Associates, and the Trump Organization, which are affiliates of Trump. These transactions include certain shared payroll costs as well as complimentary services offered to customers, for which the Partnership makes initial payments and is then reimbursed by the affiliates.

     During 1995, 1994, and 1993, the Partnership incurred expenses of approximately $1,673,000, $1,631,000, and $1,332,000, respectively, in corporate salaries and $1,109,000, $1,047,000, and $952,000, respectively, of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $1,401,000, $2,438,000, and $2,004,000, respectively, for services rendered and had $580,000, $441,000, and $407,000, respectively, of charges for similar costs incurred by these related entities on behalf of the Partnership.

     PARTNERSHIP AGREEMENT

     Under the terms of the Partnership Agreement, the Partnership was required to pay all costs incurred by TC/GP. For the years ended December 31, 1995, 1994, and 1993, the Partnership paid $1,248,000, $1,188,000, and $736,000, respectively, of expenses on behalf of TC/GP. For the years ended December 31, 1995 and 1994 these costs were charged to general and administrative expense in the accompanying consolidated financial statements. For the year ended December 31, 1993 these costs were expenses of TC/GP and recorded as a capital contribution.


(7)  COMMITMENTS AND CONTINGENCIES:

     CASINO LICENSE RENEWAL

     The Partnership is subject to regulation and licensing by the CCC. The Partnership's casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership, and can be revoked at any time. Due to the uncertainty of any license renewal application, there can be no assurance that the license will be renewed. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership's financial condition or for any other reason, the Casino Control Act (the "Act") provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino's business and property, subject to all valid liens, claims, and encumbrances.

     On June 22, 1995, the CCC renewed the casino license of the Partnership through 1999 subject to certain continuing reporting and compliance conditions.

     SELF INSURANCE RESERVES

     Self insurance reserves represent the estimated amounts of uninsured claims settlements related to employee health medical costs, workers compensation, and other legal proceedings in the normal course of business. These reserves are established by the Partnership based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience. Actual results may differ from these reserve amounts.

     EMPLOYMENT AGREEMENTS

     The Partnership has entered into employment agreements with certain key employees which expire at various dates through July 30, 1998. Total minimum commitments on these agreements at December 31, 1995 were approximately $4,061,000.

     LEGAL PROCEEDINGS

     The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

     CASINO REINVESTMENT DEVELOPMENT AUTHORITY OBLIGATIONS

     Pursuant to the provisions of the Act, the Partnership, must either obtain investment tax credits, as defined in the Act, in an amount equivalent to 1.25% of its gross casino revenues, as defined in the Act, or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the "CRDA"), both of which bear interest at below market interest rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

     From time-to-time the Partnership has elected to donate funds that it has on deposit with the CRDA in return for tax credits to satisfy substantial portions of the Partnership's future investment alternative tax obligations. Donations in the amount of $375,000, $6,440,000, and $568,000 were made in 1995, 1994, and
1993, respectively. These donations, net of the tax credits received, were charged against operations in the year in which they were made and resulted in CRDA tax credits of $191,000, $1,474,000, and $290,000 to be applied to the years ending December 31, 1995, 1994, and 1993, respectively. For the years ended December 31, 1995, 1994, and 1993 the Partnership charged to operations $720,000, $955,000, and $115,000, respectively, which represents amortization of a portion of the tax credits discussed above.

     In addition, for the years ended December 31, 1995, 1994, and 1993, the Partnership charged to operations $936,000, $735,000, and $953,000, respectively, to give effect to the below market interest rates associated with purchased CRDA bonds.


(8) EMPLOYEE BENEFIT PLANS:

     The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 5% of the employee's earnings. The Partnership recorded charges of approximately $1,013,000, $899,000, and $864,000 for matching contributions for the years ended December 31, 1995, 1994, and 1993, respectively.

     The Partnership makes payments to various trusteed pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 1995, 1994, and 1993 were $497,000, $455,000, and $407,000, respectively.

     The Partnership provides no other material post employment benefits.

(9)  FINANCIAL INFORMATION OF FUNDING:

     Financial information relating to Funding as of and for the years ended December 31, 1995 and 1994 is as follows:

                                            1995          1994

Total Assets (including Mortgage        $287,679,000  $277,541,000
 Notes Receivable of $242,141,000,      ============  ============
 net of unamortized discount of
 $35,572,000 and $37,729,000 at
 December 31, 1995 and 1994; PIK
 Notes Receivable of $61,860,000,
 net of unamortized discount of
 $7,750,000 at December 31, 1995
 and $54,094,000, net of unamortized
 discount of $7,965,000 at December
 31, 1994, and Senior Notes Receivable
 of $27,000,000 at December 31, 1995
 and 1994.)


Total Liabilities and Capital           $287,679,000  $277,541,000
 (including Mortgage Notes Payable      ============  ============
 of $242,141,000, net of unamortized
 discount of $35,572,000 and
 $37,729,000 at December 31, 1995
 and 1994, PIK Notes Payable of
 $61,860,000, net of unamortized
 discount of $7,750,000 at December
 31, 1995 and $54,094,000, net of
 unamortized discount of $7,965,000,
 at December 31, 1994 and Senior Notes
 Payable of $27,000,000 at December
 31, 1995 and 1994.)


Interest Income                         $ 41,768,000  $ 40,600,000

Interest Expense                        $ 41,768,000  $ 40,600,000
                                        ____________  ____________

NET INCOME                              $      -      $      -
                                        ============  ============


(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the following financial instruments of the Partnership and Funding approximate fair value, as follows:
(a) cash and cash equivalents and accrued interest receivables and payables based on the short-term nature of the financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

     The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices. The fair value of the Mortgage Bonds was based on quoted market prices obtained by the Partnership from its investment advisor as follows:

                                          December 31, 1995
                                    ______________________________
                                    Carrying Amount    Fair Value
                                    _______________  _____________
11-3/4% Mortgage Notes............  $  206,569,000   $ 212,479,000
PIK Notes.........................  $   54,110,000   $  48,096,000


                                          December 31, 1994
                                    ______________________________
                                    Carrying Amount    Fair Value
                                    ______________   _____________
11-3/4% Mortgage Notes............  $  204,412,000   $ 131,967,000
PIK Notes.........................  $   46,129,000   $  43,546,000


     There are no quoted market prices for the Partnership
Term Loan and Senior Notes. A reasonable estimate of their value could not be made without incurring excessive costs.

                                                                   SCHEDULE II
                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                   Balance at  Charged to                    Balance at
                                    Beginning  Costs and       Other            End
                                    of Period   Expenses      Charges        of Period
                                   ----------  ---------      -------        ---------

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful accounts   $3,704,000  $1,370,000  ($3,105,000)<FA>  $1,969,000
                                   ==========  ==========  ============      ==========
 Valuation allowance for interest
 differential on CRDA bonds          $933,000    $936,000    ($125,000)<FB>  $1,744,000
                                   ==========  ==========  ============      ==========



YEAR ENDED DECEMBER 31, 1994:
 Allowance for doubtful accounts   $1,928,000  $3,438,000  ($1,662,000)<FA>  $3,704,000
                                   ==========  ==========  ============      ==========
 Valuation allowance for interest
 differential on CRDA bonds        $2,362,000    $735,000  ($2,164,000)<FB>    $933,000
                                   ==========  ==========  ============      ==========



YEAR ENDED DECEMBER 31, 1993:
 Allowance for doubtful accounts   $2,721,000    $755,000  ($1,548,000)<FA>  $1,928,000
                                   ==========  ==========  ============     ==========
 Valuation allowance for interest
 differential on CRDA bonds        $1,409,000    $953,000       -            $2,362,000
                                   ==========  ==========  ============      ==========

<FA> Write-off of uncollectible accounts.
<FB> Write-off of allowance applicable to contribution of CRDA deposits.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1996.



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

       Signature                       Title                 Date

TRUMP'S CASTLE FUNDING, INC.

By:/s/Donald J. Trump         Chairman of the Board,     March 22, 1996
   ___________________        President, Chief Executive
      Donald J. Trump         Officer (Principal Executive Officer),
                              Treasurer (Principal Financial Officer),
                              and sole Director of the Registrant.

By:/s/Robert E. Schaffhauser  Assistant Treasurer        March 22, 1996
   _________________________  of the Registrant
      Robert E. Schaffhauser  (Principal Accounting Officer)



       Signature                       Title                 Date

TRUMP'S CASTLE ASSOCIATES


By:/s/Nicholas L. Ribis       Board of Partner           March 22, 1996
   ____________________       Representatives
      Nicholas L. Ribis


By:/s/Roger P. Wagner         Board of Partner           March 22, 1996
   __________________         Representatives
      Roger P. Wagner


By:/s/Asher O. Pacholder      Board of Partner           March 22, 1996
   _____________________      Representatives
      Asher O. Pacholder


By:/s/Arthur S. Bahr          Board of Partner           March 22, 1996
   ____________________       Representatives
      Arthur S. Bahr


By:/s/Thomas F. Leahy         Board of Partner           March 22, 1996
   __________________         Representatives
      Thomas F. Leahy


By:/s/Robert M. Pickus        Board of Partner           March 22, 1996
   ___________________        Representatives
      Robert M. Pickus


By:/s/Robert E. Schaffhauser  Chief Financial Officer    March 22, 1996
   _________________________  and Chief Accounting
      Robert E. Schaffhauser  Officer of the Partnership