Form 10-Q
period 1996-03-31
TRUMPS CASTLE FUNDING INC
filed 1996-05-10
CIK 770618

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ______________________________

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 1996


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

As of May 10, 1996, there were 200 shares of Trump's Castle Funding, Inc.'s common stock outstanding.

                 TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY



                            INDEX TO FORM 10-Q

                                                                    Page
                                                                   Number

PART I -- FINANCIAL INFORMATION

 Item 1 -- Financial Statements

          Consolidated Balance Sheets of Trump's Castle
           Associates and Subsidiary as of March 31,
           1996 (unaudited) and December 31, 1995                   4

          Consolidated Statements of Operations of Trump's
           Castle Associates and Subsidiary for the three
           month periods ended March 31, 1996 and 1995
           (unaudited)                                              5

          Consolidated Statement of Partners' Capital/Deficit
           of Trump's Castle Associates and Subsidiary for
           the three months ended March 31, 1996 (unaudited)        6

          Consolidated Statements of Cash Flows for Trump's
           Castle Associates and Subsidiary for the three
           months Ended March 31, 1996 and 1995
           (unaudited)                                              7

          Notes to Consolidated Financial Statements                8

 Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     11

PART II -- OTHER INFORMATION

 Item 1 -- Legal Proceedings                                       16
 Item 2 -- Changes in Securities                                   16
 Item 3 -- Defaults Upon Senior Securities                         16
 Item 4 -- Submission of Matters to Vote of Security Holders       16
 Item 5 -- Other Information                                       16
 Item 6 -- Exhibits and Reports on Form 8-K                        16

 Signatures                                                        17

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                            (Unaudited)
                                             March 31,       December 31,
            ASSETS                             1996            1995

CURRENT ASSETS:
     Cash and cash equivalents                $22,342         $21,038
     Receivables, net                           8,246          10,259
     Due from affiliates, net                   1,261           1,146
     Inventories                                1,529           1,567
     Other current assets                       5,887           4,961
                                             ________        ________
         Total current assets                  39,265          38,971
                                             ________        ________
PROPERTY AND EQUIPMENT                        320,553         322,115
                                             ________        ________
OTHER ASSETS                                    9,953           9,495

         Total assets                        $369,771        $370,581
                                             ========        ========
LIABILITIES AND PARTNERS' CAPITAL/DEFICIT

CURRENT LIABILITIES:
     Current maturities-other borrowings       $2,775          $2,903
     Accounts payable and accrued expenses     29,142          31,108
     Accrued interest payable                  12,273           4,391
                                             ________        ________
         Total current liabilities             44,190          38,402


MORTGAGE NOTES, due 2003                      207,160         206,569
  (Net of unamortized discount of
   $34,981 and $35,572, respectively)
PIK NOTES, due 2005                            54,165          54,110
  (Net of unamortized discount of
   $7,695 and $7,750, respectively)
OTHER BORROWINGS                               61,789          62,336

OTHER LONG TERM LIABILITIES                     5,464           3,351
                                             ________        ________
         Total liabilities                    372,768         364,768
                                             ________        ________
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL/DEFICIT                      (2,997)          5,813
                                             ________        ________
         Total liabilities and capital       $369,771        $370,581
                                             ========        ========


     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                (unaudited)
                              (In Thousands)

                                               For the Three Months
                                                  Ended March 31,
                                               ____________________
                                                 1996         1995
                                                 ____         ____
REVENUES:
  Gaming                                       $64,189       $60,220
  Rooms                                          4,166         3,998
  Food and beverage                              7,280         6,056
  Other                                          1,352         1,600
                                               _______       _______
     Gross Revenues                             76,987        71,874

Less-Promotional allowances                      9,096         6,433
                                               _______       _______
   Net Revenues                                 67,891        65,441

COSTS AND EXPENSES:
  Gaming                                        40,387        35,827
  Rooms                                            322           634
  Food and beverage                              2,031         2,783
  General and administrative                    18,456        17,899
  Depreciation and amortization                  3,838         3,536
                                               _______       _______
   Total costs and expenses                     65,034        60,679
                                               _______       _______
     Income From Operations                      2,857         4,762

INTEREST INCOME                                     93           154

INTEREST EXPENSE                               (11,760)      (11,167)
                                               ________      ________
     Net Loss                                  ($8,810)      ($6,251)
                                               ========      ========



     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL/DEFICIT

                  FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                (unaudited)
                               (In Thousands)






                                 Partners'    Partners'
                                  Capital      Deficit        Total
                                __________   ___________   _________

Balance at December 31, 1995     $73,395      ($67,582)      $5,813

Net Loss                            --          (8,810)      (8,810)
                                 _______      _________     ________

Balance at March 31, 1996        $73,395      ($76,392)     ($2,997)
                                 =======      =========     ========




















     The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (unaudited)
                               (In Thousands)


                                                     For the Three Months
                                                        Ended March 31,
                                                      1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            ($8,810)    ($6,251)
 Adjustments to reconcile net loss to net cash
  flows provided by operating activities
  Noncash charges-
  Depreciation and amortization                        3,838       3,536
  Accretion of bond discount                             646         578
  Provision for losses on receivables                    312         238
  Valuation allowance - CRDA investments                 287         345
                                                     _______     _______
                                                      (3,727)     (1,554)

  Decrease in receivables                              1,586       2,130
  Decrease in inventories                                 38         139
  Increase in other current assets                    (1,016)       (490)
  Decrease in other assets                                26          66
  Increase in current liabilities                      5,916       3,274
  Increase in other liabilities                        2,113       1,853
                                                     _______     _______
    Net cash flows provided by operating activities    4,936       5,418
                                                     _______     _______

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment, net           (2,276)     (1,359)
   Purchase of CRDA investments                         (681)       (600)
                                                     _______     _______
    Net cash flows used in investing activities       (2,957)     (1,959)
                                                     _______     _______
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Repayment of other borrowings                        (675)         -
                                                     _______     _______
     Net cash flows provided by investing activities    (675)         -

     Net increase in cash and cash equivalents         1,304       3,459

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                              21,038      19,122
                                                     _______     _______
CASH AND CASH EQUIVALENTS
  AT MARCH 31                                        $22,342     $22,581
                                                     =======     =======
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                              $1,482        $855
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

     The Partnership owns and operates Trump's Castle Casino
Resort, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey.

     The accompanying consolidated financial statements have been prepared by the Partnership without audit. In the opinion of the Partnership, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The accompanying consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission by the Partnership and Funding. Certain reclassifications have been made to conform prior year financial information with the current year presentation.

     The results of operations for the three month period ending
March 31, 1996 are not necessarily indicative of the operating results to be attained for any other period.


(2)  PIK Notes and Other Borrowings

     During 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which grants the Partnership an option (the "Option") to acquire the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") owned by Hamilton. Hamilton has represented to the Partnership that it is the owner of at least 92% of the outstanding principal amount of the PIK Notes. The Option was granted to the Partnership in consideration of $1.5 million of aggregate payments to Hamilton. The Option is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered by Hamilton. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. Subsequent to March 31, 1996, the Option was extended to May 20, 1996, and may be further extended to June 21, 1996.

(3)   Financial Information of Funding

     Financial information relating to Funding is as follows
(in thousands):

                                       March 31,     December 31,
                                         1996            1995
                                       ________        ________

Total Assets (including Mortgage       $288,325        $287,679
  Notes Receivable $242,141, net       ========        ========
  of unamortized discount of
  $34,981 and $35,572 at March
  31, 1996 and December 31, 1995,
  PIK Notes Receivable of $61,860,
  net of unamortized discount of
  $7,695 at March 31, 1996 and
  $7,750 at December 31, 1995,
  and Senior Notes Receivable of
  $27,000 at March 31, 1996 and
  December 31, 1995.)

Total Liabilities and Capital          $288,325        $287,679
  (including Mortgage Notes            ========        ========
  Payable of $242,141, net of
  unamortized discount of
  $34,981 and $35,572 at March
  31, 1996 and December 31,
  1995, PIK Notes Payable of
  $61,860, net of unamortized
  discount of $7,695, at March
  31, 1996 and $7,750 at
  December 31, 1995 and Senior
  Notes Payable of $27,000
  at March 31, 1996 and December
  31, 1995.)



                                         For the Three Months
                                           Ended March 31,
                                       ________________________
                                         1996            1995
                                       ________        ________

Interest Income                        $ 10,648        $ 10,292

Interest Expense                         10,648          10,292
                                       ________        ________

Net Income                             $   -           $   -
                                       ========        ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The financial information presented below reflects the financial condition and results of operations of Trump's Castle Associates (the "Partnership"). Trump's Castle Funding, Inc.
(" Funding") is a wholly-owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995. The Partnership's net revenues (gross revenues less promotional allowances) for the three months ended March 31, 1996 and 1995 were approximately $67.9 million and $65.4 million, respectively. The Partnership believes that the $2.5 million (3.7%) increase is the result of aggressive marketing programs and special events which were introduced by Management during the prior fiscal year as well as a continuing emphasis on providing superior customer service.

     Gaming revenues provide the majority of the Partnership's revenues and primarily consist of slot machine and table games win.

     Slot machine win was approximately $46.2 million and $43.8 million (an increase of approximately $2.4 million or 5.5%) for the three months ended March 31, 1996 and 1995, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $63.6 million (13.0%) to $551.5 million for the three months ended March 31, 1996 from $487.9 million for the three months ended March 31, 1995. This increase in slot volume was partially offset by a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 8.4% for the three months ended March 31, 1996 from 9.0% for the three months ended March 31, 1995. This win percentage decrease was primarily due to an increased volume of customer play on lower denomination slot machines which, traditionally, have a lower slot win percentage.

     Table game win was approximately $18.0 million and $16.4 million (an increase of $1.6 million or 9.8%) for the three months ended March 31, 1996 and 1995, respectively. The total dollar amount wagered by customers on table games increased by approximately $15.1 million (14.9%) to $116.2 million for the three months ended March 31, 1996 from $101.1 for the three months ended March 31, 1995. These increases were partially offset by a decrease in the table game win percentage (table game win as a percentage of dollars wagered on table games) to 15.0% for the three months ended March 31, 1996 from 15.5% for the three months ended March 31, 1995. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended March 31, 1996 and 1995, credit extended to the table games customers was approximately 29.3% and 26.2% of overall table play, respectively. This relatively high level of credit play continues a trend which started in the last fiscal year and is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Nongaming revenues, in the aggregate, increased by approximately $1.1 million (9.4%) to $12.8 million for the three months ended March 31, 1996 from $11.7 million for the three months ended March 31, 1995, primarily as the result of rooms revenue (an approximate $168,000 increase) and food and beverage revenue (an approximate $1.2 million increase) activity. During the current year, marketing programs designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage revenues (an approximate $2.6 million increase) as compared to the prior year.

     Promotional allowances increased by approximately $2.7 million (41.4%) to $9.1 million for the three months ended
March 31, 1996 from $6.4 million for the three months ended
March 31, 1995. As discussed above, marketing programs which were introduced during the latter part of the prior fiscal year designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage activity as compared to the prior year.

     Gaming costs and expenses increased by approximately $4.6 million (12.7%) to $40.4 million for the three months ended
March 31, 1996 from $35.8 million for the three months ended March 31, 1995. This increase is primarily the result of an increase in promotional coupon costs as well as increased direct marketing and advertising costs associated with the new marketing programs and special events introduced to stimulate gaming revenues.

     Rooms and food and beverage costs and expenses for the three months ended March 31, 1996 and 1995 decreased approximately $1.1 million (31.1%). This decrease is primarily due to the increased level of complimentary food, beverage and hotel services provided to patrons. The costs of such complimentaries have been included in gaming costs and expenses.

     Interest expense increased approximately $600,000 (5.3%) to $11.8 million for the three months ended March 31, 1996 from $11.2 million for the three months ended March 31, 1995. This increase is the result of an increase in the outstanding principal related to the PIK Notes (as defined below) as well as an increase in the interest rate related to the Term Loan (as defined below).

     LIQUIDITY AND CAPITAL RESOURCES. Cash flow from operating activities is the Partnership's principal source of liquidity.
For the quarter ended March 31, 1996, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $6.7 million and cash debt service was $1.8 million, resulting in net cash provided by operating activities of $4.9 million.

     In addition to cash needs to fund the day-to-day operations of Trump's Castle, the Partnership's principal uses of cash are capital expenditures and debt service.

     Total capital expenditures for 1996 are anticipated to be $9.0 million and principally consist of (i) the purchase of slot machines, (ii) renovations to guest rooms and the hotel tower, and
(iii) the construction of two new player clubs. Management believes that these levels of capital expenditures are sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. Capital expenditures of $2.3 million were incurred during the first quarter of 1996 primarily for the previously mentioned projects.

     The Partnership's debt consists primarily of (i) a loan with Midlantic National Bank (the "Term Loan"), (ii) the 11-1/2% Senior Notes due 2000 (the "Senior Notes"), (iii) the 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes"), and (iv) the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes").

     The Term Loan bears interest at the prime rate plus 3%, currently 11-1/4%, and requires amortized monthly principal payments of approximately $158,000. The Term Loan matures on May
28, 2000.

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

     The PIK Notes have an outstanding principal amount of approximately $61.9 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. The Partnership anticipates that during 1996 interest on the PIK Notes (of approximately $8.9 million) will be paid through the issuance of additional PIK Notes.

     During 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which grants the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton. Hamilton has represented to the Partnership that it is the owner of at least 92% of the outstanding principal amount of the PIK Notes. The Option was granted to the Partnership in consideration of $1.5 million of aggregate payments to Hamilton. The Option is exercisable at a price equal to 60% of the aggregate principal amount and accrued interest of the PIK Notes delivered by Hamilton. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. Subsequent to March 31, 1996, the Option was extended to May 20, 1996, and may be further extended to June 21, 1996.

     The Partnership's cash debt service requirement was approximately $1.8 million during the first quarter of 1996 and the Partnership anticipates that approximately $36.8 million in cash will be required during the remainder of 1996 to meet its debt service obligations.

     Management believes, based upon its current level of operations, that although the Partnership is highly leveraged, it will continue to have the ability to pay interest on its indebtedness and to pay other liabilities with funds from operations for the foreseeable future. However, there can be no assurance to that effect, as the Partnership's operating results are subject to numerous factors outside its control, including, without limitation, competition from within the Atlantic City market, from other gaming jurisdictions, and from the other Trump Casinos; general economic conditions; weather and its effect on the ability of patrons to travel to Atlantic City; and the slot machine and table game win percentages, which can vary significantly over a short-term time period. In the event that circumstances change, the Partnership may seek to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.

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

                       PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           The Partnership and certain affiliated entities are involved in various legal proceedings. Reference is made to the description contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.


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


                         Date: May 10, 1996




                         TRUMP'S CASTLE ASSOCIATES

                         By: TC/GP, Inc.
                         Its:  General Partner


                         By:  /s/ Robert E. Schaffhauser
                            ______________________________
                               Robert E. Schaffhauser
                               Assistant Treasurer
                               (Duly Authorized Officer and
                               Chief Accounting Officer)


                         Date: May 10, 1996