Form 10-Q
period 1996-06-30
TRUMPS CASTLE FUNDING INC
filed 1996-08-09
CIK 770618

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996

                           Commission File No. 1-9029


                          TRUMP'S CASTLE FUNDING, INC.
           (Exact Name of Registrant as Specified in its Charter)



            NEW JERSEY                                 11-2739203
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                                       One
                                 Castle Boulevard
                        Atlantic City, New Jersey  08401
                                 (609) 340-5191
    (Address, Including Zip Code and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


                             TRUMP'S CASTLE ASSOCIATES
           (Exact Name of Registrant as Specified in its Charter)

            NEW JERSEY                                 22-2608426

  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                                       One
                                 Castle Boulevard
                        Atlantic City, New Jersey  08401
                                 (609) 340-5191

    (Address, Including Zip Code and Telephone Number, including Area Code, of Registrant's Principal Executive Offices)



                                                  (continued on next page)

(continued from previous page)


Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

        Yes     X               No


Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Yes     X               No


Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

As of  August 9, 1996, there were 200 shares of Trump's Castle
Funding, Inc.'s common stock outstanding.

                   TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY

                              INDEX TO FORM 10-Q

                                                                       Page
                                                                      Number

Part I -- FINANCIAL INFORMATION

  Item 1 -- Financial Statements

              Consolidated Balance Sheets of Trump's Castle
               Associates and Subsidiary as of June 30, 1996
               (unaudited) and December 31, 1995                         4

              Consolidated Statements of Operations of Trump's
               Castle Associates and Subsidiary for the three
               and six month periods ended June 30, 1996 and
               1995 (unaudited)                                          5

              Consolidated Statement of Partners' Capital/Deficit
               of Trump's Castle Associates and Subsidiary for
               the six months ended June 30, 1996  (unaudited)           6

              Consolidated Statements of Cash Flows for Trump's
               Castle Associates and Subsidiary for the six months
               ended June 30, 1996 and 1995 (unaudited)                  7

              Notes to Consolidated Financial Statements (unaudited)     8



  Item 2 -- Management's Discussion and Analysis of Financial Condition
            Condition and Results of Operations                         12


PART II -- OTHER INFORMATION

  Item 1  --  Legal Proceedings                                         18
  Item 2  --  Changes in Securities                                     18
  Item 3  --  Defaults Upon Senior Securities                           18
  Item 4  --  Submission of Matters to Vote of Security Holders         18
  Item 5  --  Other Information                                         18
  Item 6  --  Exhibits and Reports on Form 8-K                         18-19

  Signatures                                                            20

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                         (Unaudited)
                                           June 30,      December 31,
            ASSETS                           1996            1995
            ______                         ________      ___________
CURRENT ASSETS:
   Cash and cash equivalents                $17,767         $21,038
   Receivables, net                           8,535          10,259
   Due from affiliates, net                     197           1,146
   Inventories                                1,458           1,567
   Other current assets                       2,424           4,961
                                           ________        ________
            Total current assets             30,381          38,971
                                           ________        ________
PROPERTY AND EQUIPMENT                      319,280         322,115
                                           ________        ________
OTHER ASSETS                                  9,509           9,495
                                           ________        ________
           Total assets                    $359,170        $370,581
                                           ========        ========

LIABILITIES AND PARTNERS' CAPITAL/DEFICIT

CURRENT LIABILITIES:
   Current maturities-other borrowings       $3,271          $2,903
   Accounts payable and accrued expenses     32,180          31,108
   Accrued interest payable                   4,413           4,391
                                           ________        ________
           Total current liabilities         39,864          38,402


MORTGAGE NOTES, due 2003                    207,773         206,569
  (Net of unamortized discount of
   $34,368 and $35,572, respectively)
PIK NOTES, due 2005                          58,514          54,110
  (Net of unamortized discount of
   $7,637 and $7,750, respectively)
OTHER BORROWINGS                             62,410          62,336

OTHER LONG TERM LIABILITIES                   3,728           3,351
                                           ________        ________
           Total liabilities                372,289         364,768
                                           ________        ________
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL/DEFICIT                   (13,119)          5,813
                                           ________        ________
           Total liabilities and capital   $359,170        $370,581
                                           ========        ========


     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)
                                 (In Thousands)


                              For the Three Months        For the Six Months
                                 Ended June 30,             Ended June 30,
                              ____________________        __________________
                               1996          1995          1996        1995
REVENUES:                      ____          ____          ____        ____

 Gaming                       $62,984      $64,291      $127,173     $124,511
 Rooms                          4,839        5,196         9,005        9,194
 Food and beverage              8,310        6,924        15,590       12,980
 Other                          2,565        2,234         3,917        3,834
                              _______      _______      ________     ________
    Gross Revenues             78,698       78,645       155,685      150,519

Less-Promotional allowances     9,847        7,930        18,943       14,363
                              _______      _______      ________     ________
  Net Revenues                 68,851       70,715       136,742      136,156

COSTS AND EXPENSES:
 Gaming                        39,811       37,850        80,198       73,677
 Rooms                            433          693           755        1,327
 Food and beverage              3,535        3,190         5,566        5,973
 General and administrative    19,684       17,637        38,140       35,536
 Depreciation and amortization  3,839        3,577         7,677        7,113
                              _______      _______      ________     ________
  Total costs and expenses     67,302       62,947       132,336      123,626
                              _______      _______      ________     ________
    Income From Operations      1,549        7,768         4,406       12,530

INTEREST INCOME                   165           70           258          224

INTEREST EXPENSE              (11,836)     (11,422)      (23,596)     (22,589)
                             ________      _______      ________     ________
    Net Loss                 ($10,122)     ($3,584)     ($18,932)     ($9,835)
                             ========      =======      ========     ========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL/DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                  (unaudited)
                                 (In Thousands)


                                Partners'       Partners'
                                 Capital         Deficit          Total
                                ________        _________       ________

Balance at December 31, 1995      $73,395       ($67,582)         $5,813

Net Loss                             --          (18,932)        (18,932)

                                 ________       _________       _________
Balance at June 30, 1996          $73,395       ($86,514)       ($13,119)
                                 ========       =========       =========











          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    TRUMP'S CASTLE ASSOCIATES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                (In Thousands)

                                                       For the Six Months
                                                         Ended June 30,
                                                       ____________________
                                                       1996            1995
                                                       ____            ____
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            ($18,932)      ($9,835)
 Adjustments to reconcile net loss to net cash
   flows provided by operating activities
   Noncash charges-
   Depreciation and amortization                        7,677         7,113
   Accretion of bond discount                           1,318         1,151
   Provision for losses on receivables                    640           516
   Valuation allowance - CRDA investments                 650           714
                                                     _________     _________
                                                       (8,647)         (341)

   Decrease in receivables                              2,033         1,168
   Decrease in inventories                                109           211
   Decrease(increase) in other current assets           2,427        (3,632)
   Decrease(increase) in other assets                     934          (155)
   Increase in current liabilities                        924         1,442
   Increase in other liabilities                        4,300         3,739
                                                     ________      ________
    Net cash flows provided by operating activities     2,080         2,432
                                                     ________      ________

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment, net            (4,305)       (5,215)
   Purchase of CRDA investments                        (1,365)       (1,241)
                                                     _________      ________
    Net cash flows used in investing activities        (5,670)       (6,456)
                                                     _________      ________
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of debt                       1,738           875
   Repayment of other borrowings                       (1,419)         (349)
                                                     _________      ________
    Net cash flows provided by investing                  319           526
                                                     _________      ________
    Net decrease in cash and cash equivalents          (3,271)       (3,498)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                             21,038        19,122

CASH AND CASH EQUIVALENTS                             ________      ________
    AT JUNE 30                                        $17,767       $15,624
                                                      ========      ========
SUPPLEMENTAL INFORMATION:
    Cash paid for interest                            $17,974       $17,676
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

     The Partnership owns and operates Trump's Castle Casino Resort ("Trump's Castle"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey.

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

     The results of operations for the three and six month periods ending June 30, 1996 are not necessarily indicative of the operating results to be attained for any other period.


(2)  PIK NOTES

     On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the Increasing Rate Subordinated Pay-in
- -Kind Notes due 2005 (the "PIK Notes") owned by Hamilton. The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option

Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") a Delaware limited partnership and a subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"), which, on that same date, exercised the Option and acquired approximately 90% of the PIK Notes for approximately $38.7 million (the "Purchase Price"), in exchange for which THCR Holdings received an aggregate of approximately $59.3 million of PIK Notes. Concurrently with the exercise of the Option, THCR Holdings entered into an agreement with the Partnership and Donald J. Trump ("Trump"), which grants THCR Holdings a six-month exclusive right to negotiate with Trump and the Partnership with respect to the acquisition of the Partnership (the "Transaction") (see
Note 3). If an agreement with respect to the Transaction does not occur within six months, the Partnership has the right to repurchase from THCR Holdings, for a period of 90 days (the "Castle Repurchase Date"), the acquired PIK Notes for an amount in cash equal to the Purchase Price plus 16% interest thereon (the "Repurchase Price"). In the event that the Partnership does not repurchase the acquired PIK Notes, Trump has the right to purchase from THCR Holdings, for a period of 90 days following the Castle Repurchase Date, the acquired PIK Notes for an amount in cash equal to the Repurchase Price calculated to the date of such purchase.

     On May 15, 1996, the semi-annual interest payment of $4,292,000 was paid by issuance of additional PIK Notes.


(3)  ACQUISITION OF THE PARTNERSHIP

     In consideration for the Partnership's assignment of the PIK Note Option to THCR Holdings, an agreement was reached which gives THCR Holdings exclusive rights to negotiate the acquisition of the Partnership (See Note 2).

     Pursuant to an Agreement (the "Agreement"), dated as of June 24, 1996, by and among THCR, THCR Holdings, TC/GP, Inc. ("TC/GP"), a Delaware corporation wholly owned by Trump, Trump's Castle Hotel & Casino, Inc. ("TCHI"), a New Jersey corporation wholly owned by Trump, and Trump, THCR Holdings agreed to acquire all of the outstanding equity interests of the Partnership for an aggregate consideration of $176.9 million. The Agreement contemplates the following transactions will take place at the closing date:

     Trump will contribute to THCR Holdings his 61.5% equity interest in the Partnership, in consideration of which he will receive a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR common stock valuing each share at $30.00 (the "THCR Stock Contribution Value").

     TC/GP will contribute to THCR Holdings its 37.5% equity interest in the Partnership, in consideration of which it will receive a 5.81009% limited partnership in THCR Holdings, exchangeable into 2,211,250 shares of THCR common stock valuing each share at the THCR Stock Contribution Value.

     THCR-TCHI Merger Corp., a Delaware corporation and wholly owned subsidiary of THCR Holdings ("Merger Sub"), will merge (the "TCHI Merger") with and into TCHI (holder of a 1.0% equity interest in the Partnership), whereupon each share of common stock of TCHI ("TCHI Common Stock"), outstanding immediately prior to the TCHI Merger will be converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and each holder of the outstanding warrants ("Castle Warrants") issued under the Warrant Agreement, dated as of December 30, 1993, will be entitled to receive for each former share of TCHI Common Stock for which each Castle Warrant was exercisable an amount in cash equal to the TCHI Consideration.

     The acquisition will be accounted for as a purchase.

     The acquisition is subject to satisfaction of a number of conditions, including the affirmative vote of a majority of the outstanding shares of THCR common stock (excluding the shares held by Trump and the other officers and directors of THCR and their affiliates) and the receipt of various third party approvals and consents.

(4)  FINANCIAL INFORMATION OF FUNDING

     Financial information relating to Funding is as follows (in thousands):


                                             JUNE 30,      DECEMBER 31,
                                               1996            1995
                                             ________      ____________

Total Assets (including Mortgage Notes       $293,287        $287,679
  Receivable $242,141, net of unamortized    ========        ========
  discount of $34,368 and $35,572 at June
  30, 1996 and December 31, 1995, PIK
  Notes Receivable of $66,151, net of
  unamortized discount of  $7,637 at June
  30, 1996 and $61,860, net unamortized
  discount of $7,750 at December 31, 1995, and Senior Notes Receivable of $27,000 at June 30, 1996 and December 31, 1995.)



Total Liabilities and Capital (including     $293,287        $287,679
  Mortgage Notes Payable of $242,141, net    ========        ========
  of unamortized discount of $34,368 and
  $35,572 at June 30, 1996 and December
  31, 1995, PIK Notes Payable of $66,151,
  net of unamortized discount of $7,637,
  at June 30, 1996 and $61,860, net of
  unamortized discount of $7,750 at
  December 31, 1995 and Senior Notes
  Payable of $27,000 at June 30, 1996
  and December 31, 1995.)




                                                FOR THE SIX MONTHS
                                                   ENDED JUNE 30,
                                             _______________________
                                             1996               1995
                                            ______             _______

Interest Income                             $21,395            $20,692

Interest Expense                             21,395             20,692
                                            _______            _______
Net Income                                  $  --              $  --
                                            =======            =======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULT OF OPERATIONS.


     The financial information presented below reflects the financial condition and results of operations of Trump's Castle Associates (the "Partnership"). Trump's Castle Funding, Inc. ("Funding") is a wholly-owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996
AND 1995. The Partnership's net revenues (gross revenues less promotional allowances) for the three months ended June 30, 1996 and 1995 were approximately $68.9 million and $70.7 million, respectively. The $1.8 million (2.5%) decrease is the result of the unusually low table game win percentage as described below.

     Gaming revenues provide the majority of the Partnership's revenues and primarily consist of slot machine and table games win.

     Slot win was approximately $48.7 million and $46.6 million (an increase of approximately $2.1 million or 4.5%) for the three months ended June 30, 1996 and 1995, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $50.1 million (9.4%) to $584.5 million for the three months ended June 30, 1996. This increase in slot volume was partially offset by a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 8.3% for the three months ended June 30, 1996 from 8.7% for the three months ended June 30, 1995. This slot win percentage decrease was primarily due to an increased volume of customer play on higher denomination slot machines, which traditionally have a lower slot win percentage.

     Table game win was approximately $14.3 million and $17.7 million
(a decrease of $3.4 million or 19.2%) for the three months ended June
30, 1996 and 1995, respectively. The total dollar amount wagered by customers on table games increased by approximately $17.0 million (15.4%)
to $127.4 million for the three months ended June 30, 1996 from $110.4 for the three months ended 1995. These increases were offset by a decrease in the table game win percentage (table game win as a percentage of dollars wagered on table games) to 10.8% for the three months ended
June 30, 1996 from 15.5% for the three months ended June 30, 1995. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended June 30, 1996 and 1995, credit extended to the table games customers was approximately 32.7% and 28.3% of overall table play, respectively. This relatively high level of credit play continues a trend which started in the last fiscal year and is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Nongaming revenues, in the aggregate, increased by approximately $1.3 million (9.0%) to $15.7 million for the three months ended June 30, 1996 from $14.4 million for the three months ended June 30, 1995, primarily as the result of food and beverage revenue (an approximate $1.4 million increase) offset by rooms revenue activity (an approximate $400,000 decrease).
Although occupancy rates remained constant when compared with the same period in 1995, average revenues per room declined, resulting in a year-to-year decrease in room revenue. During the current year, marketing programs designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage revenues (an approximate $2.1 million increase) as compared to the prior year.

     Promotional allowances increased by approximately $1.9 million (24.1%) to $9.8 million for the three months ended June 30, 1996 from $7.9 million for the three months ended June 30, 1995. As discussed above, marketing programs which were introduced during the latter part of the prior fiscal year, designed to increase gaming revenues, caused an increase in complimentary rooms and food and beverage activity as compared to the prior year.

     Gaming costs and expenses increased by approximately $2.0 million (5.3%) to $39.8 million for the three months ended June 30, 1996 from $37.8 million for the three months ended June 30, 1995. This increase is primarily the result of an increase in promotional coupon costs as well as increased direct marketing and advertising costs associated with the new marketing programs and special events introduced to stimulate gaming revenues.

     For the three months ended June 30, 1996, general and administrative costs increased approximately $2.0 million (11.3%) primarily due to higher facilities costs as well as overall increases in other administrative costs.

     Interest expense increased approximately $400,000 (3.5%) to $11.8 million for the three months ended June 30, 1996 from $11.4 million primarily due to an increase in the outstanding principal related to the PIK Notes (as described below).


     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995. The Partnership's net revenues (gross revenues less promotional allowances) for the six months ended June 30, 1996 and 1995 were approximately $136.7 million and $136.2 million, respectively.

     Slot win was approximately $94.9 million and $90.4 million (an increase of approximately $4.5 million or 5.0%) for the six months ended June 30, 1996 and 1995, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $113.7 million
(11.1%) to $1,136.0 million for the six months ended June 30, 1995. This slot volume increase is the result of marketing programs and special events implemented by Management to stimulate slot play. This increase in slot volume was partially offset by a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 8.4% for the six months ended June 30, 1996 from 8.8% for the six months ended June 30, 1995. This slot win percentage decrease was primarily due to an increased volume of customer play on higher denomination slot machines, which traditionally have a lower slot win percentage.

     Table game win was approximately $32.3 million and $34.1 million (a decrease of $1.8 million or 5.3%) for the six months ended June 30, 1996 and 1995, respectively. The total dollar amount wagered by customers on table games increased by approximately $32.1 million (15.2%) to $243.6 million for the six months ended June 30, 1996 from $211.5 for the six months ended 1995. This increase, again, is the result of marketing programs and special events implemented by Management as well as an increased emphasis on providing superior customer service. These increases were offset by a decrease in the table game win percentage
(table game win as a percentage of dollar wagered on table games) to 12.8% for the six months ended June 30, 1996 from 15.5% for the six months ended June 30, 1995. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the six months ended June 30, 1996 and 1995, credit extended to the table games customers was approximately 31.1% and 27.3% of overall table play, respectively. This relatively high level of credit play continues a trend which started in the last fiscal year and is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Nongaming revenues, in the aggregate, increased by approximately $2.5 million (9.6%) to $28.5 million for the six months ended June 30, 1996 from $26.0 million for the six months ended June 30, 1995, primarily as the result of food and beverage revenue (an approximate $2.6 million increase). During the current year, marketing programs designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage revenues (an approximate $4.7 million increase) as compared to the prior year.

     Promotional allowances increased by approximately $4.5 million (31.3 %) to $18.9 million for the six months ended June 30, 1996 from $14.4 million for the six months ended June 30, 1995. As discussed above, marketing programs which were introduced during the latter part of the prior fiscal year designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage activity as compared to the prior year.

     Gaming costs and expenses increased by approximately $6.5 million (8.8%) to $80.2 million for the six months ended June 30, 1996 from $73.7 million for the six months ended June 30, 1995. This increase is primarily the result of an increase in promotional coupon costs as well as increased direct marketing and advertising costs associated with the new marketing programs and special events introduced to stimulate gaming revenues.

     Room and food and beverage costs and expenses for the six months ended June 30, 1996 and 1995 decreased approximately $1.0 million (13.7%). This decrease is primarily due to the increased level of complimentary food, beverage and hotel services provided to patrons. The costs of such complimentaries have been included in gaming costs and expenses.

     For the six months ended June 30, 1996, general and administrative costs increased approximately $2.5 million (7.0%) primarily due to higher facilities costs, advertising costs and other administrative costs.

     Interest expense increased approximately $1.0 million (4.4%) to $23.6 million for the six months ended June 30, 1996 from $22.6 million, primarily resulting from an increase in the outstanding principal related to the PIK Notes (as described below).


     LIQUIDITY AND CAPITAL RESOURCES. Cash flow from operating activities is the Partnership's principal source of liquidity. For the six months ended June 30, 1996, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $21.0 million and cash debt service was $18.9 million, resulting in net cash provided by operating activities of $2.1 million.

     In addition to cash needs to fund the day-to-day operations of Trump's Castle, the Partnership's principal uses of cash are capital expenditures and debt service.

     Total capital expenditures for 1996 are anticipated to be $9.0 million and principally consist of (i) the purchase of slot machines, (ii) renovations to guest rooms and the hotel tower, and (iii) the construction of two new player clubs. Management believes that these levels of capital expenditures are sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. Capital expenditures of $4.3 million were incurred during the six months ended June 30, 1996 primarily for the previously mentioned projects.

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

     The PIK Notes have an outstanding principal amount of approximately $66.2 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter, interest on the PIK Notes was paid through the issuance of additional notes aggregating $4.3 million, and the Partnership anticipates that additional interest due in 1996 of approximately $4.6 million will be paid through the issuance of additional PIK Notes.

     On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton. The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") a Delaware limited partnership and a subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"), which, on that same date, exercised the Option and acquired approximately
90% of the PIK Notes for approximately $38.7 million (the "Purchase Price"), in exchange for which THCR Holdings received an aggregate of approximately $59.3 million of PIK Notes. Concurrently with the exercise of the Option, THCR Holdings entered into an agreement with the Partnership and Donald J. Trump ("Trump"), which grants THCR Holdings a six-month exclusive right to negotiate with Trump and the Partnership with the respect to the acquisition of Trump's Castle (the "Transaction"). If an agreement with respect to the Transaction does not occur within six months, the Partnership has the right to repurchase from THCR Holdings, for a period of 90 days (the "Castle Repurchase Date"), the acquired PIK Notes for an amount in cash equal to the Purchase Price plus 16% interest thereon (the "Repurchase Price"). In the event that the Partnership does not repurchase the acquired PIK Notes, Trump has the right to purchase from THCR Holdings, for a period of 90 days following the Castle Repurchase Date, the acquired PIK Notes for an amount in cash equal to the Repurchase Price calculated to the date of such purchase.

     The Partnership's cash debt service requirement was approximately
$18.9 million during the six months ended June 30, 1996 and the Partnership anticipates that approximately $20.1 million in cash will be required during the remainder of 1996 to meet its debt service obligations.

     Management believes, based upon its current level of operations, that although the Partnership is highly leveraged, it will continue to have the ability to pay interest on its indebtedness and to pay other liabilities with funds from operations for the foreseeable future. However, there can be no assurance to that effect, as the Partnership's operating results are subject to numerous factors outside its control, including, without limitation, competition from within the Atlantic City market, from other gaming jurisdictions, and from other Trump Casinos; general economic conditions; weather and its effect on the ability of patrons to travel to Atlantic City; and the slot machine and table game win percentages, which can vary significantly over a short-term time period. In the event that circumstances change, the Partnership may seek to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.

     The ability of Funding and the Partnership to pay their indebtedness when due will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. The Partnership does not currently anticipate being able to generate sufficient cash flow from operations to repay a substantial portion of the principal amounts of the Mortgage Notes and the PIK Notes. Thus, the repayment of the principal amount of this indebtedness will likely depend primarily upon the ability of Funding and the Partnership to refinance this debt when due. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions, and numerous other financial, business, and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

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

               None


ITEM 5.        OTHER INFORMATION.

               None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits

                      Reference is made to the Exhibit included in the Registrant's Current Report on Form 8-K dated June 24, 1996 which is incorporated herein by reference and which included the following:

                      2.1 Agreement, dated as of June 24, 1996, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P., TC/GP, Inc., Trump's Castle Hotel & Casino, Inc. and Donald J. Trump.

                      Reference is made to the Exhibit included in the Registrant's Current Report on Form 8-K dated May 21, 1996 which is incorporated herein by reference and which included the following:

                      10.1 Agreement, dated as of May 21, 1996, between Donald J. Trump, Trump's Castle Associates, and Trump Hotels & Casino Resorts Holdings, L.P.

               (b) The Registrant filed the following Current Report on Form 8-K during the second quarter of 1996:

                      Report dated May 21, 1996, reporting that on May 21, 1996, Trump Hotels & Casino Resorts Holdings, L.P. had exercised an option to purchase approximately 90% of the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Trump's Castle Funding, Inc. from an unaffiliated third party.

                      Report dated June 24, 1996 reporting the June 24, 1996 agreement pursuant to which THCR Holdings agreed to acquire from Donald J. Trump 100% of the equity of Trump's Castle Associates, the owner and operator of Trump's Castle Casino Resort.

                                  SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.



                                       TRUMP'S CASTLE FUNDING, INC.


                                       By:  /s/  Robert E. Schaffhauser
                                                 ______________________
                                                 Robert E. Schaffhauser
                                                 Assistant Treasurer
                                                (Duly Authorized Officer and
                                                 Chief Accounting Officer)


                                       Date:     August 9, 1996



                                       TRUMP'S CASTLE ASSOCIATES


                                       By:       TC/GP, Inc.
                                       Its:      General Partner


                                       By:  /s/  Robert E. Schaffhauser
                                                 ______________________
                                                 Robert E. Schaffhauser
                                                 Assistant Treasurer
                                                 (Duly Authorized Officer and
                                                  Chief Accounting Officer)

                                       Date:     August 9, 1996