Form 10-Q
period 1996-09-30
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1996-11-15
CIK 770618, 911534

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended: September 30, 1996

                           Commission File No. 1-9029

                                  -------------

                          TRUMP'S CASTLE FUNDING, INC.
             (Exact Name of Registrant as Specified in its Charter)

        NEW JERSEY                                               11-2739203
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              One Castle Boulevard
                         Atlantic City, New Jersey 08401
                                 (609) 441-6060
     (Address, Including Zip Code and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                  -------------

                         TRUMP'S CASTLE ASSOCIATES, L.P.
             (Exact Name of Registrant as Specified in its Charter)

        NEW JERSEY                                               22-2608426
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              One Castle Boulevard
                         Atlantic City, New Jersey 08401
                                 (609) 441-6060
     (Address, Including Zip Code and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                  -------------

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

     Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of From 10-Q and is therefore filing this form with the reduced disclosure format.

     As of November 14, 1996, there were 200 shares of Trump's Castle Funding, Inc.'s common stock outstanding.

================================================================================

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                  -------------

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements

     Consolidated Balance Sheets of Trump's Castle Associates, L.P.
       and Subsidiary as of September 30, 1996 (unaudited) and
       December 31, 1995 .............................................     1

     Consolidated Statements of Operations of Trump's Castle
       Associates, L.P. and Subsidiary for the Three Months and
       Nine Months Ended September 30, 1996 and 1995 (unaudited) .....     2

     Consolidated Statement of Partners' Capital/Deficit of Trump's
       Castle Associates, L.P. and Subsidiary for the Nine Months
       Ended September 30, 1996 (unaudited) ..........................     3

     Consolidated Statements of Cash Flows of Trump's Castle
       Associates, L.P. and Subsidiary for the Nine Months Ended
       September 30, 1996 and 1995 (unaudited) .......................     4

     Notes to Consolidated Financial Statements of Trump's Castle
       Associates, L.P. and Subsidiary (unaudited) ...................    5-7

  ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................    8-11

PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings ........................................      12
  ITEM 2 -- Changes in Securities ....................................      12
  ITEM 3 -- Defaults Upon Senior Securities ..........................      12
  ITEM 4 -- Submission of Matters to Vote of Security Holders ........      12
  ITEM 5 -- Other Information ........................................      12
  ITEM 6 -- Exhibits and Reports on Form 8-K .........................      13

  SIGNATURES

    Signature -- Trump's Castle Funding, Inc. ........................      14
    Signature -- Trump's Castle Associates, L.P. .....................      15

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                     September 30,  December 31,
                                                         1996            1995
                                                      (unaudited)

CURRENT ASSETS:

  Cash and cash equivalents .......................    $  21,049     $ 21,038
  Receivables, net ................................        8,191       10,259
  Due from affiliates .............................         --          1,146
  Inventories .....................................        1,357        1,567
  Other current assets ............................        2,522        4,961
                                                       ---------     --------
      Total Current Assets ........................       33,119       38,971
                                                       ---------     --------
PROPERTY AND EQUIPMENT ............................      317,015      322,115
                                                       ---------     --------
OTHER ASSETS ......................................       10,810        9,495
                                                       ---------     --------
      Total Assets ................................    $ 360,944     $370,581
                                                       =========     ========

                   LIABILITIES AND PARTNERS' CAPITAL/DEFICIT

CURRENT LIABILITIES:

  Current maturities--other borrowings ............    $   3,799     $  2,903
  Accounts payable and accrued expense ............       27,890       31,108
  Due to affiliates ...............................          604         --
  Accrued interest payable ........................       11,910        4,391
                                                       ---------     --------
      Total Current Liabilities ...................       44,203       38,402
MORTGAGE NOTES ....................................      208,409      206,569
  (Net of unamortized discount of $ 33,732 and $ 35,572, respectively)

PIK NOTES .........................................       58,576       54,110
  (Net of unamortized discount of $ 7,575 and
    $ 7,750, respectively)
OTHER BORROWINGS ..................................       62,865       62,336
OTHER LONG TERM LIABILITIES .......................        5,947        3,351
                                                       ---------     --------
      Total Liabilities ...........................      380,000      364,768
                                                       ---------     --------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL/DEFICIT .........................      (19,056)       5,813
                                                       ---------     --------
      Total Liabilities and Capital ...............    $ 360,944     $370,581
                                                       =========     ========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)
                                 (in thousands)

                                       Three Months            Nine Months
                                          Ended                  Ended
                                       September 30,          September 30,
                                    -------------------   ---------------------
                                      1996       1995        1996        1995
                                    --------   --------   ---------   ---------
REVENUES:
  Gaming .........................  $ 67,103   $ 81,050   $ 194,276   $ 205,561
  Rooms ..........................     5,624      6,281      14,629      15,475
  Food and beverage ..............     9,474      9,431      25,064      22,411
  Other ..........................     3,019      3,219       6,936       7,053
                                    --------   --------   ---------   ---------
   Gross Revenues ................    85,220     99,981     240,905     250,500
Less-Promotional allowance .......    11,278     10,823      30,221      25,186
                                    --------   --------   ---------   ---------
  Net Revenues ...................    73,942     89,158     210,684     225,314
                                    --------   --------   ---------   ---------
COSTS AND EXPENSES:
  Gaming .........................    43,340     46,204     124,319     119,881
  Rooms ..........................       426        657       1,181       1,984
  Food and beverage ..............     3,389      3,527       8,174       9,500
  General and administrative .....    19,269     19,518      57,409      55,054
  Depreciation and amortization ..     4,102      3,704      11,779      10,817
                                    --------   --------   ---------   ---------
  Total costs and expense ........    70,526     73,610     202,862     197,236
                                    --------   --------   ---------   ---------
  Income From Operation ..........     3,416     15,548       7,822      28,078
INTEREST INCOME ..................       208         82         466         306
OTHER INCOME .....................     3,000       --         3,000        --
INTEREST EXPENSE .................   (12,561)   (11,640)    (36,157)    (34,229)
                                    --------   --------   ---------   ---------
  Net Income (Loss) ..............  $ (5,937)  $  3,990   $ (24,869)  $  (5,845)
                                    ========   ========   =========   =========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL/DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)
                                 (in thousands)

                                            Partners'    Partners'
                                             Capital      Deficit        Total
                                             -------     --------      --------
Balance at December 31, 1995 ...........     $73,395     $(67,582)     $  5,813
Net Loss ...............................        --        (24,869)      (24,869)
                                             -------     --------      --------
Balance at September 30, 1996 ..........     $73,395     $(92,451)     $(19,056)
                                             =======     ========      ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)
                                 (in thousands)

                                                                Nine Months
                                                            Ended September 30,
                                                            --------------------
                                                              1996        1995
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................  $(24,869)  $ (5,845)
 Adjustments to reconcile net loss to net cash flows
   provided by operating activities --
   Noncash charges --
    Depreciation and amortization ........................    11,779     10,817
    Accretion of bond discount ...........................     2,015      1,750
    Provisions for losses on receivables .................     1,321        905
    Valuation allowance-- CRDA investments ...............       997      1,179
                                                            --------   --------
                                                              (8,757)     8,806

    Decrease (increase) in receivables ...................     1,893       (689)
    Decrease in inventories ..............................       210        348
    Decrease(increase) in other current assets ...........     2,139     (3,567)
    Decrease(increase) in other assets ...................       215       (209)
    Increase in current liabilities ......................     4,735      6,350
    Increase in other liabilities ........................     6,520      5,716
                                                            --------   --------
      Net cash flows provided by operating activities ....     6,955     16,755
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net .................    (4,125)    (4,647)
 Purchase of CRDA investments ............................    (2,104)    (2,048)
                                                            --------   --------
      Net cash flows used in investing activities ........    (6,229)    (6,695)
                                                            --------   --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from issuance of debt ..........................     1,738       --
 Payments of other borrowings ............................    (2,453)      (794)
                                                            --------   --------
      Net cash flows (used in) provided by investing
        activities .......................................      (715)      (794)
                                                            --------   --------
      Net increase in cash and cash equivalents ..........        11      9,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........    21,038     19,122
                                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............  $ 21,049   $ 28,388
                                                            ========   ========
SUPPLEMENTAL INFORMATION:
 Cash paid for interest ..................................  $ 19,595   $ 18,767
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING
 ACTIVITIES:
  Capital Lease Obligations ..............................  $  2,017   $   --
                                                            ========   ========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

(1) Organization and Operations

     The accompanying consolidated financial statements include those of Trump's Castle Associates, L.P., currently a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding").

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

     The accompanying consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1995 filed with the SEC by the Partnership and Funding. Certain reclassifications have been made to conform prior year financial information with the current year presentation.

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending September 30, 1996 are not necessarily indicative of the operating results for a full year.

(2) PIK Notes

     On June 23, 1995, the Partnership entered into an Option Agreement (the "Option Agreement") with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Funding (the "PIK Notes") owned by Hamilton. The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), a Delaware limited partnership and a subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"), which, on that same date, exercised the Option and acquired approximately 90% of the PIK Notes for approximately $38.7 million (the "Purchase Price"), in exchange for which THCR Holdings received an aggregate of approximately $59.3 million of PIK Notes. Concurrently with the exercise of the Option, THCR Holdings entered into an agreement with the Partnership and Donald J. Trump ("Trump"), which granted THCR Holdings a six-month exclusive right to negotiate with Trump and the Partnership with respect to the acquisition of the Partnership (the "Acquisition") (see Note
3). If an agreement with respect to the Acquisition did not occur within six months, the Partnership had the right to repurchase from THCR Holdings, for a period of 90 days (the "Castle Repurchase Date"), the acquired PIK Notes for an amount in cash equal to the Purchase Price plus 16% interest thereon (the "Repurchase Price"). In the event that the Partnership did not repurchase the acquired PIK Notes, Trump had the right to purchase from THCR Holdings, for a period of 90 days following the Castle Repurchase Date, the acquired PIK Notes for an amount in cash equal to the Repurchase Price calculated to the date of such purchase.

     On May 15, 1996, the semi-annual interest payment of $4,292,000 was paid by issuance of additional PIK Notes.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                   (unaudited)

(3) Acquisition of the Partnership

     On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership.

     Pursuant to the terms of the Agreement, dated as of June 24, 1996, as amended (the "Agreement"), by and among THCR, THCR Holdings, Trump Casinos II, Inc., formerly known as TC/GP, Inc. ("TCI-II"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump, the aggregate consideration payable for all of the outstanding equity interests of the Partnership (assuming, as of the date of the Agreement, a value of $30 per share for THCR's Common Stock, par value $.01 per share (the "THCR Common Stock")), was $176.9 million, payable in limited partnership interests in THCR Holdings (exchangeable into shares of THCR Common Stock) and cash as set forth below. The consideration represented, as of the date of the Agreement, (A) $525.0 million (the agreed-upon value for the business and operations of the Partnership) minus (B) $314.0 million (the sum of all the aggregate principal amounts of (i) the Partnership's capital lease obligations and indebtedness under the loan with PNC Bank, N.A. (successor to Midlantic Bank, N.A.) (the "Term Loan"), (ii) the PIK Notes not held by THCR Holdings, (iii) 111 @ 2% Senior Secured Notes due 2000 of Funding (the "Senior Notes") and (iv) 113 @ 4% Mortgage Notes due 2003 of Funding (the "Mortgage Notes") outstanding as of the date of the Agreement) minus (C) $40.8 million (the aggregate principal amount of all PIK Notes held by THCR Holdings estimated (on the date of the Agreement) to be outstanding as of the closing date of the Acquisition (the "Closing Date") less the aggregate discount at which Trump could have repurchased the PIK Notes held by THCR Holdings) plus (D) $6.7 million (the estimated (as of the date of the Agreement) excess cash over the operating needs of the Partnership on the Closing Date).

     As contemplated in the Agreement, on October 7, 1996, the Closing Date, the following transactions were effected:

          (i) Trump contributed to THCR Holdings his 61.5% equity interest in the Partnership, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR Common Stock (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

          (ii) TCI-II contributed to THCR Holdings its 37.5% equity interest in the Partnership, in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each such share at the THCR Stock Contribution Value); and

          (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Merger Sub"), merged (the "TCHI Merger") with and into TCHI (holder of a 1% equity interest in the Partnership) whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the outstanding warrants (the "Castle Warrants") issued under the Warrant Agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

     In the aggregate, Trump received (i) a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock and (ii) $884,550 in cash. On October 7, 1996, the closing sale price of the THCR Common Stock on the New York Stock Exchange was $22.625 per share.

     In connection with the Acquisition, the Partnership was converted to a limited partnership with THCR Holdings as a 99% limited partner and TCHI, as the surviving corporation of the TCHI Merger, as a 1% general partner. The business and operations of the Partnership are managed by its sole general partner, TCHI. TCHI's Board of Directors includes, as of October 7, 1996, the three members appointed by the holders of the Mortgage Notes and the PIK Notes, as well as four other members appointed by THCR Holdings.

     The Partnership and TCHI have been designated unrestricted subsidiaries under the indenture governing the 151 @ 2% Senior Secured Notes due 2005 (the "THCR Senior Notes") of THCR Holdings and Trump Hotels & Casino

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                   (unaudited)

Resorts Funding, Inc. (the "THCR Senior Note Indenture"). All of THCR Holding's direct and indirect equity interests in the Partnership were pledged to the trustee under the THCR Senior Note Indenture for the benefit of the holders of the THCR Senior Notes.

(4) Financial Information of Funding

     Financial information relating to Funding is as follows (in thousands):

                                                                September 30,   December 31,
                                                                   1996             1995
                                                                ------------    ------------
Total Assets (including Mortgage Notes Receivable of
   $242,141, net of unamortized discount of $33,732 and
   $35,572 at September 30, 1996 and December 31, 1995, PIK
   Notes Receivable of $66,151, net of unamortized discount
   of $7,575 at September 30, 1996 and $61,860, net
   unamortized discount of $7,750 at December 31, 1995, and
   Senior Notes Receivable of $27,000 at September 30, 1996
   and December 31, 1995) .......................................  $293,985       $287,679
                                                                   ========       ========
Total Liabilities and Capital (including Mortgage Notes
   Payable of $242,141, net of unamortized discount of $33,732 and $35,572 at September 30, 1996 and December 31, 1995, PIK
   Notes Payable of $66,151, net of unamortized discount of
   $7,575 at September 30, 1996, and $61,860, net of unamortized discount of $7,750 at December 31, 1995, and Senior Notes
   Payable of $27,000 at September 30, 1996 and December 31, 1995) $293,985       $287,679
                                                                   ========       ========

                                                            Nine Months
                                                         Ended September 30,
                                                       1996               1995
                                                     --------           --------
Interest Income ..........................           $ 32,242           $ 31,148
Interest Expense .........................             32,242             31,148
                                                     --------           --------
Net Income ...............................           $   --             $   --
                                                     ========           ========

(5) License Revenue

     On September 27, 1996, the Partnership entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities at Trump's Castle (the "Thermal Agreement"). In consideration of the license, Atlantic Thermal paid the Partnership $3,000,000, which amount has been included in other non-operating income during the three month and nine month periods ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULT OF OPERATIONS.

Capital Resources and Liquidity

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended September 30, 1996, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $28.9 million and cash debt service was $21.9 million, resulting in net cash provided by operating activities of approximately $7.0 million.

     In addition to cash needs to fund the day-to-day operations of Trump's Castle, the Partnership's principal uses of cash are capital expenditures and debt service.

     Total capital expenditures for 1996 are anticipated to be approximately $7.0 million and principally consist of (i) the purchase of slot machines, (ii) renovations to guest rooms and the hotel tower and (iii) the construction of two new player clubs. Management believes that these levels of capital expenditures are sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. Capital expenditures of $6.6 million (including $2.5 million of capital leases) were incurred during the nine months ended September 30, 1996 primarily for the previously mentioned projects.

     The Partnership's debt consists primarily of (i) the Term Loan, (ii) the Senior Notes, (iii) the Mortgage Notes and (iv) the PIK Notes.

     The Term Loan bears interest at the prime rate plus 3%, currently 11-1/4%, and requires amortized monthly principal payments of approximately $158,000. The Term Loan matures on May 28, 2000.

     The Senior Notes have an outstanding principal amount of $27 million, and bear interest at the rate of 11-1/2% per annum (which may be reduced to 11-1/4% upon the occurrence of certain events). The Senior Notes mature on November 15, 2000 and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each of November 15, 1998 and 1999.

     The Mortgage Notes have an outstanding principal amount of approximately $242 million, bear interest at the rate of 11-3/4% per annum (which may be reduced to 11-1/2% upon the occurrence of certain events) and mature on November 15, 2003.

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

     On June 23, 1995, the Partnership entered into the Option Agreement with Hamilton which granted the Partnership the Option to acquire the PIK Notes owned by Hamilton. The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to THCR Holdings which, on that same date, exercised the Option and acquired approximately 90% of the PIK Notes for the Purchase Price, in exchange for which THCR Holdings received an aggregate of approximately $59.3 million of PIK Notes. Concurrently with the exercise of the Option, THCR Holdings entered into an agreement with the Partnership and Trump which granted THCR Holdings a six-month exclusive right to negotiate with Trump and the Partnership with the respect to the Acquisition. If an agreement with respect to the Acquisition did not occur within six months, the Partnership had the right to repurchase from THCR Holdings, for a period of 90 days, the acquired PIK Notes for the Repurchase Price. In the event that the Partnership did not repurchase the acquired PIK Notes, Trump had the right to purchase from THCR Holdings, for a period of 90 days following the Castle Repurchase Date, the acquired PIK Notes for an amount in cash equal to the Repurchase Price calculated to the date of such purchase.

     The Partnership's total cash debt service requirement was approximately $21.9 million during the nine months ended September 30, 1996 and the Partnership anticipates that approximately $17.9 million will be required for the remainder of 1996 to meet its debt service obligations. As a result of the Acquisition and the Partnership's designation as an unrestricted subsidiary under the THCR Senior Note Indenture, the Partnership has the ability to receive advances, subject to the limitations and restrictions set forth in the THCR Senior Note Indenture, to the Partnership for working capital, debt service and other purposes. It is contemplated that THCR Holdings may fund up to $5 million to the Partnership for such purposes. In addition, the Partnership has the ability to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.

     The ability of Funding and the Partnership to pay their indebtedness when due will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. The Partnership does not currently anticipate being able to generate sufficient cash flow from operations to repay a substantial portion of the principal amounts of the Mortgage Notes and the PIK Notes. Thus, the repayment of the principal amount of this indebtedness will likely depend primarily upon the ability of Funding and the Partnership to refinance this debt when due. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business, and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

Important Factors Relating to Forward Looking Statements

     In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Partnership and Funding, the Partnership and Funding note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Partnership and Funding. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Partnership and Funding are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Partnership and Funding or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

Results of Operations: Operating Revenues and Expenses

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

     Comparison of Results of Operations for the Three-Month Periods Ended September 30, 1996 and 1995. The Partnership's net revenues (gross revenues less promotional allowances) for the three months ended September 30, 1996 and 1995 were approximately $73.9 million and $89.2 million, respectively. The $15.3 million or 17.2% decrease is primarily the result of the decreased win percentage as described below.

     Gaming revenues provide the majority of the Partnership's revenues and primarily consist of slot machine and table games win.

     Slot win was approximately $49.2 million and $56.6 million (a decrease of approximately $7.4 million or 13.1%) for the three months ended September 30, 1996 and 1995, respectively. The total dollar amount wagered by customers on slot machines decreased by approximately $65.6 million or 9.8% to $601.2 million for the three months ended September 30, 1996. This decrease in slot volume was the primary reason for the decline in slot win. Additionally the slot win percentage decreased to 8.2% for the three months ended September 30, 1996, from 8.5% for the three months ended September 30, 1995.

     Table game win was approximately $17.9 million and $24.5 million (a decrease of $6.6 million or 26.9%) for the three months ended September 30, 1996 and 1995, respectively. The total dollar amount wagered by customers on table games decreased by approximately $2.5 million or 1.7% to $140.8 million for the three months ended September 30, 1996 from $143.3 million for the three months ended 1995. The decrease in table game win was primarily caused by a decrease in the table game win percentage (table game win as a percentage of dollars wagered on table games) to12.3% for the three months ended September 30, 1996 from 16.5% for the three months ended September 30, 1995. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended September 30, 1996 and 1995, credit extended to the table games customers was approximately 32.6% and 31.4% of overall table play, respectively. This relatively high level of credit play continues a trend which started in the last fiscal year and is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Nongaming revenues, in the aggregate, decreased by approximately $800,000 or 4.2% to $18.1 million for the three months ended September 30, 1996 from $18.9 million for the three months ended September 30, 1995, primarily as a result of a decrease in rooms revenue activity. Although occupancy rates remained constant when compared with the same period in 1995, average complimentary revenues per room declined. This average rate was decreased by management with the intention of stimulating casino gaming volume.

     Promotional allowances increased by approximately $500,000 or 4.6% to $11.3 million for the three months ended September 30, 1996 from $10.8 million for the three months ended September 30, 1995, primarily as a result of an increase in complimentary food and beverage activity. During the current year two player clubs were opened which provide private dining for premium gaming patrons.

     Gaming costs and expenses decreased by approximately $2.9 million or 6.2% to $43.0 million for the three months ended September 30, 1996 from $46.2 million for the three months ended September 30, 1995. This decrease is primarily the result of lower promotional coupon costs as well as decreases in gaming revenue taxes and payroll costs.

     Other non-operating income of $3.0 million for the three months ended September 30, 1996 represents the non-refundable licensing fee resulting from the Thermal Agreement (see Note 5 to the Consolidated Financial Statements).

     Interest expense increased approximately $1.0 million or 8.6% to $12.6 million for the three months ended September 30, 1996 from $11.6 million primarily due to an increase in the outstanding principal related to the PIK Notes.

     Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 1996 and 1995. The Partnership's net revenues (gross revenues less promotional allowances) for the nine months ended September 30, 1996 and 1995 were approximately $210.7 million and $225.3 million, respectively.

     Slot win was approximately $144.1 million and $147.0 million (a decrease of approximately $2.9 million or 2.0%) for the nine months ended September 30, 1996 and 1995, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $48.1 million or 2.8% to $1,737.2 million for the nine months ended September 30, 1996. This slot volume increase is the result of marketing programs and special events implemented by management to stimulate slot play. This increase in slot volume was offset by a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 8.3% for the nine months ended September 30, 1996 from 8.7% for the nine months ended September 30, 1995. This slot win percentage decrease was primarily due to an increased volume of customer play on higher denomination slot machines, which traditionally have a lower slot win percentage.

     Table game win was approximately $50.2 million and $58.6 million (a decrease of $8.4 million or 14.3%) for the nine months ended September 30, 1996 and 1995, respectively. The total dollar amount wagered by customers on table games increased by approximately $29.6 million or 8.3% to $384.4 million for the nine months ended September 30, 1996 from $354.8 for the nine months ended September 30, 1995. This increase, again, is the result of marketing programs and special events implemented by management as well as an increased emphasis on providing superior customer service. These increases were offset by a decrease in the table game win percentage (table game win as a percentage of dollar wagered on table games) to 12.6% for the nine months ended September 30, 1996 from 15.9% for the nine months ended September 30, 1995. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the nine months ended September 30, 1996 and 1995, credit extended to the table games customers was approximately 31.6% and 29.0% of overall table play, respectively. This relatively high level of credit play continues a trend which started in the last fiscal year and is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Nongaming revenues, in the aggregate, increased by approximately $1.7 million or 3.8% to $46.6 million for the nine months ended September 30, 1996 from $44.9 million for the nine months ended September 30, 1995, primarily as the result of food and beverage revenue (an approximate $2.7 million increase). During the current year, marketing programs designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage revenues (an approximate $5.2 million increase) as compared to the prior year.

     Promotional allowances increased by approximately $5.0 million or 19.8 % to $30.2 million for the nine months ended September 30, 1996 from $25.2 million for the nine months ended September 30, 1995. As discussed above, marketing programs designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage activity as compared to the prior year.

     Gaming costs and expenses increased by approximately $4.4 million or 3.7% to $124.3 million for the nine months ended September 30, 1996 from $119.9 million for the nine months ended September 30, 1995. This increase is primarily the result of an increase in promotional coupon costs as well as increased direct marketing and advertising costs associated with the new marketing programs and special events introduced to stimulate gaming revenues.

     Room and food and beverage costs and expenses for the nine months ended September 30, 1996 and 1995 decreased approximately $2.1 million or 18.5%. This decrease is primarily due to the increased level of complimentary food, beverage and hotel services provided to patrons. The costs of such complimentaries have been included in gaming costs and expenses.

     For the nine months ended September 30, 1996, general and administrative costs increased approximately $2.3 million or 4.2% primarily due to higher facilities costs, advertising costs and other administrative costs.

     Other non-operating income of $3.0 million for the nine months ended September 30, 1996 represents the non-refundable licensing fee resulting from the Thermal Agreement (see Note 5 to the Consolidated Financial Statements).

     Interest expense increased approximately $2.0 million or 5.8% to $36.2 million for the nine months ended September 30, 1996 from $34.2 million, primarily resulting from an increase in the outstanding principal related to the PIK Notes.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     The Partnership, its partners, its affiliates, Funding and certain of their employees have been involved in various legal proceedings. In general, the Partnership and Funding have agreed to indemnify such persons and entities against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

     Various legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and the Partnership believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of the Partnership.

     On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Acquisition and seek an injunction, damages and an accounting.

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership, Trump Casinos, Inc., TCI-II, TCHI and Salomon Brothers Inc ("Salomon") . The plaintiff claims that the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached that Agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Acquisition. The plaintiff seeks removal of the directors of THCR, an injunction, rescission and damages.

     The Partnership and the other defendants in the foregoing actions believe that the suits are without merit and intend to contest vigorously the allegations against them.

ITEM 2 -- CHANGES IN SECURITIES
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None.

ITEM 5 -- OTHER INFORMATION

     On October 23, 1996, Trump Casino Services, L.L.C. ("Trump Services"), a New Jersey limited liability company and a subsidiary of Trump Atlantic City Associates, Trump Plaza Associates, Trump Taj Mahal Associates and the Partnership entered into an Amended and Restated Services Agreement (the "Services Agreement"), pursuant to which Trump Services, in order to generate efficiencies and realize synergies through consolidation of operations, will provide certain management, financial and other functions necessary and incidental to the operations of each of the Trump Plaza Hotel and Casino, the Trump Taj Mahal Casino Resort and Trump's Castle. Trump Services will receive no compensation for providing the services, other than payments to fund the costs and expenses incurred in connection therewith.

     Reference is made to the Services Agreement, attached as an Exhibit hereto and incorporated herein by reference.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

     Exhibit No.                         Description of Exhibit
     -----------                         ----------------------
        3.7.2       Amendment to the Second Amended and Restated Partnership
                      Agreement of Trump's Castle Associates, dated as of October 7, 1996.

        3.7.3       Third Amended and Restated Partnership Agreement of Trump's
                      Castle Associates, L. P., dated as of October 7, 1996.

        10.46       Thermal Energy Service Agreement, dated as of September 27,
                      1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump's Castle Associates.

        10.47 Amended and Restated Services Agreement, dated as of October 23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump's Castle Associates, L.P. and Trump Casino Services, L.L.C.

         27.1       Financial Data Schedule of Trump's Castle Funding, Inc.

         27.2       Financial Data Schedule of Trump's Castle Associates, L.P.


     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1996 and ending September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRUMP'S CASTLE FUNDING, INC.
                                                (Registrant)


Date: November 14, 1996

                                       By: /s/ DONALD J. TRUMP
                                           -----------------------------------
                                           Donald J. Trump
                                           President and Treasurer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRUMP'S CASTLE ASSOCIATES, L.P.
                                                (Registrant)



Date: November 14, 1996

                                       By: /s/ JOHN P. BURKE
                                           -----------------------------------
                                           John P. Burke
                                           Treasurer