Form 10-K405
period 1996-12-31
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1997-03-28
CIK 770618, 911534

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM     TO

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED


    11 3/4% Mortgage Notes due 2003
                                            American Stock Exchange, Inc.


 Increasing Rate Subordinated Pay-In-
          Kind Notes due 2005               American Stock Exchange, Inc.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                           ---     ---

  Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

  As of March 21, 1997, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock outstanding. The aggregate market value of the voting stock of Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. held by non-affiliates as of March 21, 1997 of the Registrants was $0.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

 ITEM                                                                   PAGE
 ----                                                                   ----
 PART I
    ITEM 1.  BUSINESS.................................................    1
             General..................................................    1
             Trump's Castle...........................................    2
             Trademark/Licensing......................................    6
             Certain Indebtedness of the Partnership..................    6
             Atlantic City Market.....................................    7
             Competition..............................................    9
             Gaming and Other Laws and Regulations....................   11
    ITEM 2.  PROPERTIES...............................................   17
    ITEM 3.  LEGAL PROCEEDINGS........................................   18
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   19
 PART II
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.................................................   20
    ITEM 6.  SELECTED FINANCIAL DATA..................................   20
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.....................   22
             Results of Operations for the Years Ended December 31,
              1996 and 1995...........................................   22
             Results of Operations for the Years Ended December 31,
              1995 and 1994...........................................   23
             Liquidity and Capital Resources..........................   24
             Seasonality..............................................   26
             Inflation................................................   26
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   26
    ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE....................................   26
 PART III
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.........................   27
    ITEM 11. EXECUTIVE COMPENSATION...................................   30
             Employment Agreements....................................   31
             Compensation of the Board of Directors...................   32
             Compensation Committee Interlocks and Insider
              Participation...........................................   32
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..............................................   34
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........   34
 PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.............................................   35
 IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS..............  38
 SIGNATURES
    SIGNATURE--TRUMP'S CASTLE FUNDING, INC. ...........................  39
    SIGNATURE--TRUMP'S CASTLE ASSOCIATES, L.P. ........................  39

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Trump's Castle Funding, Inc. ("Funding") was incorporated under the laws of the State of New Jersey in May 1985 and is wholly owned by Trump's Castle Associates, L.P. (the "Partnership"). Funding was formed to serve as a financing corporation to raise funds for the benefit of the Partnership. Since Funding has no business operations, its ability to service its indebtedness is completely dependent upon funds it receives from the Partnership. Accordingly, the discussion in this Form 10-K relates primarily to the Partnership and its operations.

  The Partnership is owner and operator of Trump's Castle Casino Resort in Atlantic City, New Jersey ("Trump's Castle"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey (the "Marina"). Prior to the acquisition of Trump's Castle (the "Castle Acquisition") on October 7, 1996 by Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), the partners in the Partnership were TC/GP, Inc., currently known as Trump Casinos II, Inc. ("TCI-II"), which had a 37.5% interest in the Partnership, Donald J. Trump ("Trump"), who had a 61.5% interest in the Partnership, and Trump's Castle Hotel & Casino, Inc. ("TCHI"), which had a 1% interest in the Partnership. Trump, by virtue of his ownership of TCI-II and TCHI, was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of TCHI (the "Castle Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership. Subsequent to the Castle Acquisition, the partners in the Partnership are THCR Holdings, which has a 99% limited partnership interest in the Partnership, and TCHI, which has a 1% general partnership interest in the Partnership. THCR Holdings, by virtue of its ownership of TCHI, is the beneficial owner of 100% of the common equity interest in the Partnership.

  The Castle Acquisition has further strengthened the position of Trump Hotels & Casino Resorts, Inc. ("THCR") as an industry leader. The Castle Acquisition has provided THCR with a significant presence in the Marina, the principal focus of expansion in the Atlantic City gaming market (the "Atlantic City Market"), and positioned THCR as the only casino operator in Atlantic City with facilities both on The Boardwalk and in the Marina. In addition, the Castle Acquisition has provided further opportunities for operational efficiencies and economies of scale and eliminated the perceived conflict of interest caused by the differing ownership of Trump's Castle and the other THCR properties in Atlantic City. Ownership of Trump's Castle will enable THCR to retain patrons that may be drawn from The Boardwalk to the Marina by new casino development at the Marina. The Castle Acquisition has also enabled THCR to benefit from (i) the excellent condition of the current facilities at Trump's Castle, which have been designed to accommodate additional development with minimal disruption to existing operations, (ii) the proximity of Trump's Castle to the "H-Tract," an approximately 150-acre parcel of land proposed to be Atlantic City's newest area of casino hotel development (the "H-Tract"), and (iii) the proposed expansion at Trump's Castle expected to be completed by July 1, 2000 (the "Trump's Castle Expansion"), which would, among other things, enable THCR to capitalize on the expected increase in gaming activity at the Marina. In 1997, the Partnership commenced a project to retheme Trump's Castle with a nautical emphasis and rename it the "Trump Marina." Management is in the process of re-evaluating the plans for the Trump's Castle Expansion.

  On October 23, 1996, Trump Casino Services L.L.C., ("TCS"), Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates") and the Partnership entered into an Amended and Restated Services Agreement pursuant to which TCS provides each of Plaza Associates, Taj Associates and the Partnership certain management, financial and other functions and services necessary and incidental to the respective operations of each of their casino hotels. Management believes that TCS's services to the Partnership will result in cost savings and operational synergies. Trump Communications, L.L.C., a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of realizing cost savings and operational synergies by consolidating advertisement functions of, and providing certain services to, each of Plaza Associates, Taj Associates and the Partnership.

  The Partnership operates in only one industry segment. See "Selected Consolidated Financial Data" below.

TRUMP'S CASTLE

  The Partnership owns and operates Trump's Castle, a luxury casino hotel located on 14.7 acres in the Marina approximately two miles from The Boardwalk. Trump's Castle is approximately one-quarter mile from the H-Tract. Trump's Castle consists of a 27-story hotel tower with 728 rooms, including 185 suites, 99 of which are oversized luxury suites, and an approximately 76,100 square feet of gaming space. Trump's Castle offers 2,339 slot machines, 93 table games (including 6 poker tables), 8 restaurants, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage, which can accommodate approximately 3,000 cars, a 460-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump's Castle operates a 645-slip marina which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump's Castle to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the Marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump's Castle distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

 MARKETING STRATEGY

  Service. By providing and maintaining a first-class facility and exceptional service, Trump's Castle has earned the American Automobile Association's "Four Diamond" rating to complement its previously existing "Four Star" Mobil Travel Guide rating. Trump's Castle provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

  Gaming Environment. The Partnership continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. Trump's Castle casino floor was the first in Atlantic City to feature live poker.

  In recent years, there has been an industry trend in the Atlantic City market towards fewer table games and more slot machines. For the Atlantic City Market, revenue from slot machines increased from 54.6% of the industry gaming revenue in 1988 to 68.8% of the industry gaming revenue in 1996. Trump's Castle experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 73.4% of gaming revenue in 1996. In response to this trend, Trump's Castle has devoted more of its casino floor space to slot machines and between 1994 and 1996 has replaced approximately 1,000 of its slot machines with newer machines. Under the present plans of the management of Trump's Castle, the computerized slot tracking and marketing system will continue to be upgraded and a variety of improvements will be made to the casino floor to enhance customer service.

  "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump's Castle offers complimentaries primarily to patrons with a demonstrated propensity for gaming at Trump's Castle. The policy at Trump's Castle is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment.

  Entertainment and Special Events. The Partnership pursues a coordinated program of headline entertainment and special events. Trump's Castle offers headline entertainment approximately ten times a year and a series of revue-style shows which generally run from six to eight weeks at various dates throughout the year.

  As a part of its marketing plan, Trump's Castle offers special events aimed at its core, middle and upper-middle market segments. In addition, Trump's Castle hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among existing targeted patrons. These special events include golf tournaments, theme parties and gaming tournaments. Headline entertainment is scheduled so as not to overlap with any of these special events.

  Player Development and Casino Hosts. The Partnership has contracts with sales representatives in New Jersey, New York and other states to promote Trump's Castle. Trump's Castle has sought to attract more middle market slot patrons, as well as premium players, through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts and room accommodations. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-limit table game patrons.

  The casino hosts at Trump's Castle assist table game patrons, and the slot sales representatives at Trump's Castle assist slot patrons on the casino floor, make room and dinner reservations and provide general assistance. Slot sales representatives also solicit Castle Card (the frequent player identification slot card) sign-ups in order to increase the Partnership's marketing base.

  Promotional Activities. The Castle Card constitutes a key element in the direct marketing program of Trump's Castle. Slot machine players are encouraged to register for and utilize their personalized Castle Card to earn various complimentaries based upon their level of play. The Castle Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of the cardholder's slot play. They also use this information to provide attentive service to the cardholder on the casino floor.

  Trump's Castle designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Castle Card and on table wagering by the casino games supervisor. Trump's Castle conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Trump's Castle.

  Credit Policy. Historically, Trump's Castle has extended credit on a discretionary basis to certain qualified patrons. Credit play, as a percentage of total dollars wagered, was approximately 31.4% for 1996.

  Bus Program. Trump's Castle has a bus program which transports approximately 600 gaming patrons per day during the week and 650 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, the Partnership has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances of 60 miles or more are more likely to create higher gaming revenue for Trump's Castle. Accordingly, Trump's Castle's marketing efforts are focused on such bus patrons.

 TRUMP'S CASTLE EXPANSION

  The Trump's Castle Expansion is estimated to be completed by July 1, 2000. The plans for the Trump's Castle Expansion, which are preliminary in nature and subject to modification, may include (i) the addition of a new hotel tower consisting of 780 rooms and suites, (ii) a 430-foot luxury yacht to be moored in the Marina, which will be physically connected to the casino-hotel and accessible to the main casino and will feature 40,000 square-feet of casino space with 1,300 slot machines and 40 table games; (iii) a 7,000 square-foot expansion of the existing coffee shop; and (iv) a 17,000 square-foot expansion of the existing casino. In addition, during 1997, the Partnership commenced a project to retheme the property with a nautical emphasis and rename it the "Trump Marina". Management is in the process of re-evaluating the plans for the Trump's Castle Expansion.

  The Trump's Castle Expansion is dependent upon a number of factors, including the availability and terms of financing and the consent of the Partnership's debtholders to the incurrence of additional indebtedness. The Trump's Castle Expansion will also require various licenses and approvals, including the approval of the New Jersey Casino Control Commission (the "CCC"). Furthermore, the New Jersey Casino Control Act (the "Casino Control Act") requires that additional guest rooms be put into service within a specified time period after any such casino expansion. If the Partnership completed any casino expansion and subsequently did not complete the requisite number of additional guest rooms within the specified time period, the Partnership might have to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on the Partnership. In addition, in order to operate the additional casino space contemplated by the Trump's Castle Expansion, the Partnership must obtain, among other regulatory approvals, the determination of the CCC that the operation of this additional casino space by the Partnership will not constitute undue economic concentration of Atlantic City casino operations. There can be no assurance that the Partnership will be able to obtain all the necessary financing, consents, licenses and regulatory approvals to complete the Trump's Castle Expansion.

 EMPLOYEES AND LABOR RELATIONS

  As of December 31, 1996, the Partnership employed approximately 3,200 full- and part-time employees, of whom approximately 1,100 were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 expires on September 15, 1999. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements, which expire in the year 2000, cover approximately 200 maintenance employees. The Partnership believes that its relationships with its employees are satisfactory. Funding has no employees.

  Certain employees of the Partnership must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

 HISTORICAL BACKGROUND

  General. Funding was incorporated under the laws of the State of New Jersey in May 1985 and is wholly owned by the Partnership. Funding was formed to serve as a financing corporation to raise funds as an agent of the Partnership. Since Funding has no business operations, its ability to service its indebtedness is completely dependent upon funds it receives from the Partnership. Accordingly, the following discussion is related primarily to the Partnership and its operations.

  1992 Recapitalization. On May 29, 1992, TCI-II, Funding and the Partnership restructured their indebtedness through a prepackaged plan of reorganization to alleviate certain liquidity problems (attributable, in part, to the overall deterioration in the Atlantic City Market experienced prior to such time, aggravated by an economic recession in the Northeast and the Persian Gulf
War), to improve the amortization schedule and to extend the maturity of the Partnership's indebtedness (the "Plan"). In December 1993, the Partnership, Funding and certain affiliated entities completed a recapitalization of their debt and equity capitalization (the "Castle Recapitalization"). The purpose of the Castle Recapitalization was (i) to improve the debt capitalization of the Partnership and, initially, to decrease its cash charges, (ii) to provide the holders of the Units (comprised of $1,000 principal amount of Funding's 9 1/2% Mortgage Bonds due 1998 (the "Bonds") and one share of TCI-II's common stock (collectively, the "Units")), who participated in the exchange offer in connection with the Castle

Recapitalization with a cash payment of $6.19 and securities having a combined principal amount of $905 for each Unit and (iii) to provide Trump with beneficial ownership of 100% of the common equity interests in the Partnership (subject to the rights of holders of the Castle Warrants).

  As a result of the Castle Recapitalization, TCI-II had a 37.5% equity interest in the Partnership, Trump had a 61.5% equity interest in the Partnership and TCHI had a 1% equity interest in the Partnership; accordingly, through his ownership of 100% of TCI-II and TCHI, Trump was the beneficial owner of 100% of the equity interests in the Partnership (subject to the rights of the holders of the Castle Warrants). Also as a consequence of the Castle Recapitalization, the principal amount of the Partnership's debt was reduced, and, initially, the Partnership's cash charges were reduced. Upon consummation of the Castle Recapitalization, the Partnership's outstanding debt, on a consolidated basis, consisted of the $38 million outstanding on a term loan with a bank (the "Term Loan"), $27 million principal amount outstanding of its Senior Notes (as defined), the approximately $242 million principal amount outstanding of the Mortgage Notes (as defined) (which are subordinated to the Senior Notes) and the approximately $50 million principal amount outstanding of its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Funding (the "PIK Notes") (which are subordinated to both the Senior Notes and the Mortgage Notes).

  PIK Note Acquisition. On June 23, 1995, the Partnership entered into an agreement with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton (the "Option Agreement"). The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership was required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to THCR Holdings, which, on that same date, exercised the Option and acquired approximately 90% of the then outstanding PIK Notes for approximately $38.7 million, in exchange for which THCR Holdings received an aggregate of approximately $59.3 million principal amount of PIK Notes.

  Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership. The following transactions were effected in connection with the Castle Acquisition:

    (i) Trump contributed to THCR Holdings his 61.5% equity interest in the Partnership, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR's Common Stock, par value $.01 per share (the "THCR Common Stock") (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

    (ii) TCI-II contributed to THCR Holdings its 37.5% equity interest in the Partnership in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each such share at the THCR Stock
  Contribution Value); and

    (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Castle Merger Sub"), merged (the "TCHI Merger") with and into TCHI (holder of a 1% equity interest in the Partnership) whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Castle Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the Castle Warrants issued under a warrant agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

  In the aggregate, Trump received (i) a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock and (ii) $884,550 in cash. On October 7, 1996, the closing sale price of the THCR Common Stock on the New York Stock Exchange was $22.625 per share.

  As a result of the Castle Acquisition, on October 7, 1996, THCR's and Trump's beneficial equity interest in THCR Holdings was approximately 63.4% and 36.6%, respectively, and Trump's beneficial equity interest in THCR Holdings was exchangeable into 13,918,723 shares of THCR Common Stock. The Castle Acquisition was approved by the stockholders of THCR on September 30, 1996.

  Other Events. On January 20, 1997, THCR and THCR Holdings executed a letter of intent (the "Letter of Intent") with Colony Capital, Inc. ("Colony Capital"), which contemplated, among other things, that an institutional fund (or an affiliate thereof) for which Colony Capital would act as the investment advisor would invest $125 million in Castle Associates. On March 27, 1997, THCR announced that negotiations with respect to the transactions contemplated by the Letter of Intent have been terminated. See "Legal Proceedings--Castle Acquisition."

TRADEMARK/LICENSING

  Subject to certain restrictions, THCR has the exclusive right to use the "Trump" name and likeness in connection with gaming and related activities (the "License") pursuant to a trademark license agreement between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The License is exclusive, subject to existing licenses of the Marks to the Partnership, which expire on August 15, 1998. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

  The License is for a term of the later of: (i) June 2015; (ii) such time as Trump and his affiliates no longer hold a 15% or greater voting interest in THCR; or (iii) such time as Trump ceases to be employed or retained pursuant to an employment, management, consulting or similar services agreement with THCR. Upon expiration of the term of the License, Trump will grant THCR a non-exclusive license for a reasonable period of transition on terms to be mutually agreed upon between Trump and THCR. Trump's obligations under the License Agreement are secured by a security agreement (the "Trademark Security Agreement"), pursuant to which Trump granted THCR a first priority security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

CERTAIN INDEBTEDNESS OF THE PARTNERSHIP

  Funding's Mortgage Notes bear interest, payable semi-annually in cash, at 11 3/4% and mature on November 15, 2003 (the "Mortgage Notes"). In the event the PIK Notes (discussed below) are redeemed prior to November 15, 1998, the interest rate on the Mortgage Notes will be reduced to 11 1/2%. The Mortgage Notes may be redeemed at Funding's option at a specified percentage of the principal amount commencing in 1998.

  The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump's Castle and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the trustee of the indenture under which the Mortgage Notes were issued to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed the payment of the Mortgage Notes (the "Guaranty"), which is secured by a mortgage on Trump's Castle and substantially all of the assets of the Partnership. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Senior Notes (as defined) and the Term Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

  The PIK Notes bear interest payable, at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually at the rate of 7% through September 30, 1994 and 13 7/8% through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13 7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On May 15, 1996 and November 15, 1996, the semi-annual interest payments of $4,292,000 and $4,589,000, respectively, were paid by the issuance of additional PIK Notes.

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

  Funding's Senior Notes bear interest, payable semi-annually in cash, at 11 1/2% and mature on November 15, 2000 ("Senior Notes"). Similar to the Mortgage Notes, the Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump's Castle and substantially all of the other assets of the Partnership. In addition, the Partnership has guaranteed (the "Senior Guaranty") the payment of the Senior Notes, which Senior Guaranty is secured by a mortgage on Trump's Castle and substantially all of the assets of the Partnership. The Senior Partnership Note and the Senior Guaranty are subordinated to the Term Loan.

  In the event that the PIK Notes are redeemed prior to November 15, 1998, the interest rate of the Senior Notes will be reduced to 11 1/4%. The Senior Notes are subject to a required partial redemption commencing on June 1, 1998 at 100% of the principal amount of the amount redeemed.

  The Partnership also has the Term Loan with an outstanding principal balance of $34,833,000 at December 31, 1996. The Term Loan has a maturity date of May 28, 2000. Interest is at a rate of 3% above the bank's prime rate, which was 8.25% at December 31, 1996, but in no event can be less than 9% per annum. The outstanding principal amount of the Term Loan is being repaid at $158,000 per month through May 28, 2000, at which time the entire outstanding principal balance will be due. The Term Loan is secured by a mortgage lien on Trump's Castle and substantially all of the other assets of the Partnership. The lien is senior to the lien securing the Mortgage Notes and the Senior Notes. In addition, Funding has guaranteed the payment of the Term Loan.

  The terms of Term Loan, the Mortgage Notes, the PIK Notes and the Senior Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions of the Partnership's capital, investments and other business activities.

ATLANTIC CITY MARKET

  The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.81 billion in gaming revenues in 1996, an approximately 1.7% increase over 1995 gaming revenues of approximately $3.74 billion. From 1991 to 1996, total gaming revenues in Atlantic City have increased approximately 29.2%, while hotel rooms increased only slightly during that period. Although total visitor volume to Atlantic City remained relatively constant in 1996, the volume of bus customers dropped to 9.8 million in 1996, continuing a decline from 11.7 million in 1991. The volume of customers traveling by other means to Atlantic City has grown from
20.1 million in 1991 to 34.0 million in 1996.

  Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion, and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

  Total Atlantic City slot revenues increased 2.1% in 1996, continuing a trend of increases over the past five years. From 1991 through 1996, slot revenue growth in Atlantic City has averaged 7.4% per year. Total table revenue increased 4.3% in 1996, while table game revenue from 1991 to 1996 has decreased on average 0.4% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1991, the number of slot machines in Atlantic City has increased 61%, while the number of table games has decreased by 5.9%. Slot revenues increased from 58% of total casino revenues in 1991 to 69% in 1996. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

  The regulatory environment in Atlantic City has improved recently. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into uses of the New Jersey Casino Reinvestment Authority (the "CRDA"). Administrative costs of regulation will be reduced while increasing funds available for new development. In addition, on July 25, 1996, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

  Atlantic City's new convention center, as currently planned, would hold approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage. When completed, the new convention center, which is estimated to cost approximately $268 million, would be the largest exhibition space between New York City and Washington, D.C. It will be located at the base of the Atlantic City Expressway and is currently planned to open in May 1997. The old convention center, built in the late 1920s and located on The Boardwalk, will receive an approximately $58 million facelift following the opening of the new convention center and will continue to be used for special events. The State of New Jersey has commenced a long-term capital plan to upgrade and expand the Atlantic City International Airport. To date, approximately $18.0 million have been spent on renovation of the airport terminal and upgrades of the airport's access roads and parking facilities.

  In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the "tourist corridor" that will link the new convention center with The Boardwalk. The tourist corridor is scheduled to be completed in conjunction with the completion of the new convention center.

  Management believes that recent gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City Market. See "--Competition."

COMPETITION

  Atlantic City. Competition in the Atlantic City casino hotel market is intense. Trump's Castle competes with other casino hotels located in Atlantic City, including with the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal") which are under the common ownership of THCR Holdings and with each other. At present, there are 12 casino hotels located in Atlantic City, including Trump's Castle, Trump Plaza and the Taj Mahal, all of which compete for patrons. Trump's Castle primarily competes with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. In addition, there are several sites on The Boardwalk and in the Marina area on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, which may intensify competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to Trump's Castle. There also can be no assurance that the Atlantic City development projects which are planned or underway will be completed.

  Trump's Castle also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, Trump's Castle faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In December 1996, Bay Cruises began operation of a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. The City of New York allowed the cruises to continue after the operators agreed to pay city taxes and submit employees to background checks. Similar gambling cruises are expected in the near future. In Delaware, slot machines were installed at horse tracks in 1996, and track owners in several other states are seeking to do the same. In December 1996, Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York.

  In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump's Castle competes directly with Trump Plaza and the Taj Mahal for gaming patrons.

  Other Competition. In addition, Trump's Castle faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump's Castle.

In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

  In 1991, the Mashantucket Pequot Nation opened Foxwoods Casino Resort ("Foxwoods"), a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 4,000 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun has 75% of the gaming capacity of Foxwoods. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino. There can be no assurance that any continued expansion of gaming operations by the Mashantucket Pequot Nation or that the commencement of gaming operations by the Mohegan Nation or the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

  A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition, but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York, and has announced an intention to open expanded gaming facilities. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Gay Head Wampanoag Tribe is seeking to open a casino in New Bedford, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

  State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania, and New York City is considering a plan under which it would be the embarking point for gambling cruises into international waters three miles offshore. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of Trump's Castle could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On January 28, 1997, the New York State Senate rejected a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any new gambling constitutional amendment until 1999. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic

City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the Partnership.

GAMING AND OTHER LAWS AND REGULATIONS

  The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

 NEW JERSEY GAMING REGULATIONS

  In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

  Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

  Operating Licenses. In June 1995, the CCC renewed the Partnership's casino license and approved Trump as a natural person qualifier through May 1999. This license is not transferable and its renewal will include a financial review of the Partnership. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

  Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation, and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty, and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

  Each casino license entitles the holder to operate one casino. Further, no person may be the holder of a casino license if the holding of such license will result in undue economic concentration in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which codifies the content of existing CCC precedent with respect to the subject.

  To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state, and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility, and; to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

  In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals, or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "--Conservatorship".

  Management believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

  Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of the Partnership's casino license, payments by the Partnership to or for the benefit of any related entity or partner, with certain exceptions, are subject to prior CCC approval and, if the Partnership's cash position falls below $5.0 million for three consecutive business days, it must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

  Control Persons. An entity qualifier or intermediary or holding company, such as Funding, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

  Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of the Mortgage Notes and the PIK Notes so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC has, in the past, ruled that the publicly-traded Mortgage Notes and PIK Notes are widely-distributed and freely-traded in the public market. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

  Institutional Investors. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

  An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

  Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "--Interim Casino Authorization."

  Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership, and transfer of securities of a Regulated Company, and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes, and warrants. Currently, each of Funding and the Partnership is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including partnership interest, are deemed to be the securities of a Regulated Company.

  If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

  With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

  Under the terms of the indentures pursuant to which the Senior Notes, the Mortgage Notes, and the PIK Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities and the Partnership and Funding may redeem the securities at the lesser of the outstanding amount or fair market value.

  Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim casino authorization, the property relating to the casino operation or the securities is held in trust.

  Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly-traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

  If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

  The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interests of the public.

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

  Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

  Approved Hotel Facilities. The CCC may permit an existing licensee, such as the Partnership, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

  Persons who are parties to the lease for an approved hotel building or who have an agreement to lease a building which may in the judgment of the CCC become an approved hotel building are required to hold a casino license unless the CCC, with the concurrence of the Attorney General of the State of New Jersey, determines that such persons do not have the ability to exercise significant control over the building or the operation of the casino therein.

  Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a durational term exceeding 30 years, must concern 100% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

  Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

  License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

  Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1994, 1995, and 1996, the Partnership's gross revenue tax was approximately $20.9 million, $21.9 million and $19.9 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.3 million, $3.8 million and $4.0 million, respectively.

  Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA ("CRDA Bonds"). CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

  For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

  From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which will be required to be available upon the opening of the new Atlantic City convention center and dedicated to convention events. The CRDA has determined at this time that eligible casino licensees will receive up to 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, increase the percentage to no greater than 35%.

  Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. The Partnership currently charges its parking patrons $2.00 in order to make its required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

  Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

  Conservatorship. If, at any time, it is determined that TCHI, Funding, the Partnership or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If the Partnership's license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate or dispose of the Partnership's casino hotel facilities. A conservator would be vested with title to all property of the Partnership relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving, and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued.

  Qualification of Employees. Certain employees of the Partnership must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

  Gaming Credit. The Partnership's casino games are conducted on a credit as well as a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed, or consolidated.

  Control Procedures. Gaming at Trump's Castle is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is also observed daily by representatives of the CCC.

 OTHER LAWS AND REGULATIONS

  The United States Department of the Treasury (the "Treasury") has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Internal Revenue Service (the "Service"). In addition, the Partnership is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

  In the past, the Service had taken the position that gaming winnings from table games by nonresident aliens were subject to a 30% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

  The Partnership is subject to other federal, state, and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct its business have been obtained for operations in New Jersey.

ITEM 2. PROPERTIES.

  The Casino Parcel. Trump's Castle is located in the Marina on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by the Partnership in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the Marina, approximately two miles from The Boardwalk.

  Trump's Castle has approximately 76,100 square-feet of gaming space which accommodates 93 table games (including 6 poker tables), 2,339 slot machines and race simulcasting facilities. In addition to the casino, Trump's Castle consists of a 27-story hotel with 728 guest rooms, including 185 suites, of which 99 are "Crystal Tower" luxury suites. Renovation of 300 of the guest rooms was completed in 1995 and 210 additional guest rooms were renovated in 1996. The facility also offers eight restaurants, a 460-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump's Castle has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms and a 1,600-seat cabaret theater. Trump's Castle also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a helipad which is located atop the parking garage, making Trump's Castle the only Atlantic City casino with access by land, sea and air.

  During 1995 and 1996, Trump's Castle replaced over 46% of the slot machines on its casino floor with new, more popular models and upgraded its computerized slot tracking and slot marketing system. In 1994, Trump's Castle added 153 slot machines, completed a 3,000 square-foot expansion to its casino which enabled Trump's Castle to accommodate the addition of simulcast race track wagering and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump's Castle completed the construction of a Las Vegas-style marquee and reader board, the largest of its kind on the East Coast.

  The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), the Partnership in 1987 began operating and renovating the marina at the Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump's Castle to a two-story building at the marina was completed in 1989. The Partnership constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and the Partnership, as tenant, dated as of September 1, 1990 (the "Marina Lease"), the Partnership commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The Marina Lease is a net lease pursuant to which the Partnership, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of the Partnership from operation of the marina during the lease year and (ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion. It is anticipated that the Marina Lease will be renegotiated in connection with the Trump's Castle Expansion.

  The Parking Parcel. The Partnership also owns an employee parking lot located on Route 30, approximately two miles from Trump's Castle, which can accommodate approximately 1,000 cars.

ITEM 3. LEGAL PROCEEDINGS.

  The Partnership, its partners, certain members of the former Executive Committee, Funding, and certain of their employees are involved in various legal proceedings. Such persons and entities are rigorously defending the allegations against them and intend to contest vigorously any future proceedings. The Partnership and Funding have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

  On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Castle Acquisition by purchasing those interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued.

  On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR,

THCR Holdings, the Partnership, Trump Casinos, Inc. ("TCI"), TCI-II, TCHI and Salomon Brothers Inc ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, an injunction rescission and damages.

  The Delaware cases were recently dismissed in Delaware and amended and refiled in the Southern District of New York. These cases have subsequently been consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with the previously contemplated transaction with Colony Capital. The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1996 THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. THCR and at least certain other defendants intend to move to dismiss the action shortly.

  The Partnership believes that the suits are without merit and intend to contest vigorously the allegations against them. At this early stage, however, no opinion can be expressed as to the likely outcome of these actions.

  On March 13, 1997, THCR filed a lawsuit in the United States District Court for the District of New Jersey against Mirage Resorts Incorporated, the State of New Jersey, the New Jersey Department of Transportation, the South Jersey Transportation Authority, the CRDA, the New Jersey Transportation Trust Fund Authority, and others. THCR is seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Marina. The outcome of this action may affect management's decision to pursue and complete the Trump's Castle Expansion.

  Various legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

  From time to time, the Partnership may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act. However, the Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump's Castle.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted by the Registrants to their security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  There is no established public trading market for Funding's outstanding common stock or for the Partnership's partnership interests.

  As of December 31, 1996, the Partnership is the sole holder of the outstanding common stock of Funding and THCR Holding is a 99% limited partner of the Partnership and TCHI is a 1% general partner.

  Funding has paid no cash dividends on its common stock, and except as set forth under "Business--Trump's Castle--Historical Background", the Partnership has made no general distributions with respect to its equity interests.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain selected consolidated financial information from Funding's and the Partnership's Consolidated Statements of Operations for the years ended December 31, 1992, 1993, 1994, 1995, for the period from January 1, 1996 through October 6, 1996 and for the period from October 7, 1996 (the date of the Castle Acquisition) through December 31, 1996, respectively, and the Consolidated Balance Sheets as of December 31, 1992, 1993, 1994, 1995, October 6, 1996 and December 31, 1996, respectively
(see note (4) below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                                                PERIOD FROM        PERIOD FROM
                                                          YEARS ENDED DECEMBER 31,            JANUARY 1, 1996    OCTOBER 7, 1996
                                                    ----------------------------------------      THROUGH            THROUGH
                                                      1992(1)   1993(2)    1994      1995     OCTOBER 6, 1996 DECEMBER 31, 1996(4)
                                                    ---------  ---------  --------  --------  --------------- ----------------------
                                                                                   (IN THOUSANDS)
INCOME STATEMENT DATA
Gross Revenues..............................        $296,919   $302,487   $313,125  $336,775     $245,537            $ 63,135
Less-Promotional Allowances.................          30,656     31,599     31,572    34,547       30,810               8,389
                                                    --------   --------   --------  --------     --------            --------
Net Revenues................................         266,263    270,888    281,553   302,228      214,727              54,746
Total Costs and Expenses....................         258,236    243,022    252,729   267,867      207,691              57,213
                                                    --------   --------   --------  --------     --------            --------
Income (Loss) from Operations...............           8,027     27,866     28,824    34,361        7,036              (2,467)
Other Income................................             --         --         --        --         3,000                 --
Interest Income.............................             499        675        636       504          386                 217
Interest Expense............................         (45,360)   (56,926)   (44,173)  (46,017)     (36,949)            (11,553)
Extraordinary Item(3).......................         128,187        --         --        --           --                  --
                                                    --------   --------   --------  --------     --------            --------
Net Income (Loss)...........................        $ 91,353   $(28,385)  $(14,713) $(11,152)    $(26,527)           $(13,803)
                                                    ========   ========   ========  ========     ========            ========
BALANCE SHEET DATA
Cash and Cash Equivalents...................        $ 23,610   $ 20,439   $ 19,122  $ 21,038     $ 19,373            $ 15,380
                                                    ========   ========   ========  ========     ========            ========
Total Assets................................        $379,641   $375,935   $368,797  $370,581     $363,468            $548,011
                                                    ========   ========   ========  ========     ========            ========
Current Liabilities.........................        $ 39,397   $ 34,463   $ 34,084  $ 38,402     $ 47,427            $ 42,181
                                                    ========   ========   ========  ========     ========            ========
Total Long-Term Debt, Net of Current
 Maturities.................................        $279,445   $309,794   $314,433  $323,015     $330,665            $335,584
                                                    ========   ========   ========  ========     ========            ========
Total Capital...............................        $ 60,799   $ 31,678   $ 16,965  $  5,813     $(20,714)           $166,592
--------------------------------------------------
                                                    ========   ========   ========  ========     ========            ========

---------------------
(1) On May 29, 1992, Funding, the Partnership and TCHI consummated the Plan, which materially affects the comparability of the information set forth above.

(2) On December 28, 1993, the Partnership and its affiliated entities consummated the Castle Recapitalization, which materially affects the comparability of the information set forth above.
(3) The extraordinary gain of $128,187,000 for year ended December 31, 1992 reflects a $96,896,000 accounting adjustment to carry the Bonds at fair market value based on current rates of interest at the date of issuance, $18,000,000 forgiveness of bank borrowings, $22,805,000 discharge of accrued interest, and the write-off of $9,514,000 of unamortized Bond issuance costs.
(4) Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement") between THCR Holdings and entities owned by Trump, THCR Holdings acquired on October 7, 1996, all of the outstanding equity interest of the Partnership. This acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000, which is exchangeable into 5,837,700 shares of THCR Common Stock (valuing each share at $28.80 based on the price of the THCR Common Stock several days before and after the date of the Agreement). The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon a recent appraisal. As a result of the acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996, are presented as Successor financial statements.

 SELECTED QUARTERLY FINANCIAL DATA

                             FIRST        SECOND        THIRD        FOURTH
                            QUARTER      QUARTER       QUARTER      QUARTER
                          -----------  ------------  -----------  ------------
1996
Net Revenues............. $66,944,000  $ 68,051,000  $72,907,000  $ 61,571,000
                          ===========  ============  ===========  ============
Income from Operations... $ 2,857,000  $  1,549,000  $ 3,416,000  $ (3,253,000)
                          ===========  ============  ===========  ============
Net Income (Loss)........ $(8,810,000) $(10,122,000) $(5,937,000) $(15,461,000)
                          ===========  ============  ===========  ============
1995
Net Revenues............. $64,633,000  $ 69,929,000  $88,176,000  $ 79,490,000
                          ===========  ============  ===========  ============
Income from Operations... $ 4,762,000  $  7,768,000  $15,548,000  $  6,283,000
                          ===========  ============  ===========  ============
Net Income (Loss)........ $(6,251,000) $ (3,584,000) $ 3,990,000  $ (5,307,000)
                          ===========  ============  ===========  ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The financial information presented below reflects the financial condition and results of operations of the Partnership. Funding is a wholly owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

  THCR Holdings acquired the Partnership on October 7, 1996. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Partnership's results of operations for the year ended December 31, 1996 include both the results of operations of the Partnership's predecessor from January 1, 1996 through October 6, 1996 and the Partnership from October 7, 1996 through December 31, 1996. The net effect of the Castle Acquisition was to increase property, plant and equipment. The Partnership's subsequent results of operations reflect such increased depreciation expense.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  The Partnership's net revenues (gross revenues less promotional allowances) for the years ended December 31, 1996 and 1995 were approximately $269.5 million and $302.2 million, respectively. The $32.7 million (or 10.8%) decrease is primarily the result of a decreased win percentage as described below.

  Gaming revenues provide the majority of the Partnership's revenues and primarily consist of slot machine and table games win.

  Slot machine win was approximately $182.3 million and $194.0 million (a decrease of approximately $11.7 million or 6.0%) for the years ended December 31, 1996 and 1995, respectively. The total dollar amount wagered by customers on slot machines decreased by approximately $35.1 million (1.5%) to $2,253.1 million for the year ended December 31, 1996 from $2,288.2 million for the year ended December 31, 1995. However, a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 8.1% for the year ended December 31, 1996 from 8.5% for the year ended December 31, 1995 was the primary reason for the decline in slot revenues. This slot win percentage decrease was primarily due to a decreased volume of customer play on lower denomination slot machines which, traditionally, have a higher win percentage. This resulted from management's decision to reduce the level of its bus marketing programs. These customers traditionally play the lower denomination slot machines.

  Table game win was approximately $66.1 million and $82.7 million (a decrease of $16.6 million or 20.1%) for the years ended December 31, 1996 and 1995, respectively. The total dollar amount wagered by customers on table games increased by approximately $7.1 million (1.5%) to $494.8 million for the year ended December 31, 1996 from $487.7 for the year ended December 31, 1995. However, the table game win percentage (table game win as a percentage of dollars wagered on table games) dropped 3.6% to 13.4% from 17.0% for the year ended December 31, 1996 compared to the year ended December 31, 1995. This decline in the table game win percentage had the effect of reducing table game revenues by approximately $17.8 million. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

  For the years ended December 31, 1996 and 1995, credit extended to the table games customers was approximately 31.4% and 30.0% of overall table play, respectively. This relatively high level of credit play continues a trend which started in 1994 and is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

  Nongaming revenues, in the aggregate, increased by approximately $300,000 (0.5%) to $60.3 million for the year ended December 31, 1996 from $60.0 million for the year ended December 31, 1995, primarily as the result of food and beverage revenue (an approximate $1.8 million (5.9%) increase) which was partially offset by lower room revenues. During the current year, marketing programs designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage revenues (an approximate $4.7 million (14.9%) increase) as compared to the prior year.

  Promotional allowances increased by approximately $4.7 million (13.6%) to $39.2 million for the year ended December 31, 1996 from $34.5 million for the year ended December 31, 1995. As discussed above, marketing programs instituted during the current year designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage activity as compared to the prior year.

  Gaming costs and expenses decreased by approximately $2.7 million (1.7%) to $159.6 million for the year ended December 31, 1996 from $162.3 million for the year ended December 31, 1995. This decrease is primarily the result of a decrease in promotional coupon costs, and, to a lesser extent, reduced gaming tax expense.

  Rooms and food and beverage costs and expenses for the years ended December 31, 1996 and 1995 decreased approximately $3.7 million (22.9%). This decrease is primarily due to the increased level of complimentary food, beverage and hotel services provided to patrons. The cost of such complimentaries have been included in gaming costs and expenses.

  Depreciation and amortization increased approximately $2.5 million (17.1%) to $17.1 million for the year ended December 31, 1996 from $14.6 million for the year ended December 31, 1995. The primary reason for this increase was due to the additional depreciation expense related to the acquisition of the Partnership by THCR Holdings.

  Other costs and expenses increased approximately $987,000 (7.4%) to $14.4 million for the year ended December 31, 1996 from $13.4 million for the year ended December 31, 1995. This increase is principally the result of an increase in the real estate tax rate on the casino property.

  Other income of $3.0 million during 1996 represents the non-refundable license fee resulting from the Thermal Energy Service Agreement (see Note 10 to the Consolidated Financial Statements).

  Interest expense increased approximately $2.5 million (5.4%) to $48.5 million for the year ended December 31, 1996 from $46.0 million for the year ended December 31, 1995. This increase is the result of an increase in the outstanding principal related to the PIK Notes.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

  The Partnership's net revenues (gross revenues less promotional allowances) for the years ended December 31, 1995 and 1994 were approximately $302.2 million and $281.6 million, respectively. The Partnership believes that the $20.6 million (7.3%) increase is the result of aggressive marketing programs and special events introduced during the current year as well as a continuing emphasis on providing superior customer service.

  Slot machine win was approximately $194.0 million and $175.2 million (an increase of approximately $18.8 million or 10.7%) for the years ended December 31, 1995 and 1994, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $322.9 million (16.4%) to $2,288.2 million for the year ended December 31, 1995 from $1,965.3 million for the year ended December 31, 1994. This increase in slot volume was partially offset by a decrease in the slot win percentage (slot win as a percentage of dollars wagered on slot machines) to 8.5% for the year ended December 31, 1995 from 8.9% for the year ended December 31, 1994. This win percentage decrease was primarily due to an increased volume of customer play on higher denomination slot machines which, traditionally, have a lower win percentage.

  Table game win was approximately $82.7 million and $81.0 million (an increase of $1.7 million or 2.1%) for the years ended December 31, 1995 and 1994, respectively. The total dollar amount wagered by customers on table games increased by approximately $10.2 million (2.1%) to $487.7 million for the year ended December 31, 1995 from $477.5 for the year ended December 31, 1994. The table game win percentage (table game win as a percentage of dollars wagered on table games) remained at 17.0% for the year ended December 31, 1995 compared to the year ended December 31, 1994. The table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

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

  Gaming costs and expenses increased by approximately $13.5 million (9.1%) to $162.3 million for the year ended December 31, 1995 from $148.8 million for the year ended December 31, 1994. This increase is primarily the result of an increase in promotional coupon costs associated with the new marketing programs and special events introduced during the current year to stimulate gaming revenues.

  Food and beverage costs and expenses for the years ended December 31, 1995 and 1994 increased approximately $1.1 million (9.0%). This increase corresponds to the increased food, beverage and gaming revenue activity for the year.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1996, the Partnership's net cash flow provided by operating activities before cash debt service obligations was $38.4 million and cash debt service was $40.0 million, resulting in net cash used by operating activities of approximately $1.6 million.

  In addition to cash needed to fund the day-to-day operations of Trump's Castle, the Partnership's principal uses of cash are capital expenditures and debt service.

  Total capital expenditures for 1996 were $4.6 million and principally consisted of (i) the purchase of slot machines, (ii) renovations to guest rooms and the hotel tower and (iii) the construction of two new player clubs. Management believes that these levels of capital expenditures are sufficient to maintain the attractiveness of Trump's Castle and the aesthetics of its hotel rooms and other public areas. Capital expenditures for 1997 are anticipated to be approximately $7.0 million and principally consist of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and marina leasehold improvements. In addition, during 1997, the Partnership commenced a $5.0 million project to retheme the property with a nautical emphasis and rename it the Trump Marina. Funding for this project has not been finalized, however, various funding options are being pursued.

  The Partnership's debt consists primarily of (i) the Term Loan, (ii) the Senior Notes, (iii) the Mortgage Notes and (iv) the PIK Notes.

  The Term Loan bears interest at the prime rate plus 3%, currently 11 1/4%, and requires amortized monthly principal payments of approximately $158,000. The Term Loan matures on May 28, 2000.

  The Senior Notes have an outstanding principal amount of $27 million, and bear interest at the rate of 11 1/2% per annum (which may be reduced to 11 1/4% upon the occurrence of certain events). The Senior Notes mature on November 15, 2000 and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each of November 15, 1998 and 1999.

  The Mortgage Notes have an outstanding principal amount of approximately $242 million, and bear interest at the rate of 11 3/4% per annum (which may be reduced to 11 1/2% upon the occurrence of certain events) and mature on November 15, 2003.

  The PIK Notes have an outstanding principal amount of approximately $70.7 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 1996, interest on the PIK Notes was paid through the issuance of additional notes aggregating $8.9 million, and the Partnership anticipates that additional interest due in 1997 of approximately $10.2 million will be paid through the issuance of additional PIK Notes.

  On June 23, 1995, the Partnership entered into the Option Agreement with Hamilton which granted the Partnership the Option to acquire the PIK Notes owned by Hamilton. The Option was granted to the Partnership in consideration of $1.9 million of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to THCR Holdings which, on that same date, exercised the Option and acquired approximately 90% of the PIK Notes for approximately $38.7 million in exchange for which THCR Holdings received an aggregate of approximately $59.3 million of PIK Notes.

  The Partnership's total cash debt service requirement was approximately $40.0 million during 1996 and the Partnership anticipates that approximately $40.4 million will be required during 1997 to meet its debt service obligations. As a result of the Castle Acquisition and the Partnership's designation as an unrestricted subsidiary under the indenture governing the 15 1/2% Senior Secured Notes due 2005 (the "THCR Senior Notes") of THCR Holdings and its wholly owned subsidiary (the "THCR Senior Note Indenture"), the Partnership has the ability to receive advances, subject to the limitations and restrictions set forth in the THCR Senior Note Indenture, to the Partnership for working capital, debt service and other purposes. During 1996, THCR Holdings made a capital contribution in the amount of $5 million to the Partnership for such purposes. In addition, the Partnership has the ability to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.

  The ability of Funding and the Partnership to pay their indebtedness when due will depend on their ability to either generate cash from operations sufficient for such purpose or to refinance such indebtedness on or before the date on which it becomes due. The Partnership does not currently anticipate being able to generate sufficient cash flow from operations to repay a substantial portion of the principal amounts of the Mortgage Notes and the PIK Notes. Thus, the repayment of the principal amount of this indebtedness will likely depend primarily upon the ability of Funding and the Partnership to refinance this debt when due. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous financial, business, and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity at Trump's Castle occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

  There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995 or 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  An index to financial statements and required financial statement schedules is set forth in Item 14.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

  All decisions affecting the business and affairs of the Partnership, including the operation of Trump's Castle, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Mortgage Notes and PIK Notes (the "Noteholder Representatives"). As currently constituted, the Board of Partner Representatives consists of Messrs. Donald
J. Trump, Chairman, Nicholas L. Ribis, John P. Burke, Robert M. Pickus, Asher
O. Pacholder, Thomas F. Leahy, and Arthur S. Bahr. TCHI's Board of Directors will consist of the members of the Board of Partner Representatives.

  The sole director of Funding is Trump. Trump also serves as its Chairman of the Board, President, and Treasurer. Patricia M. Wild serves as its Secretary.

  Set forth below are the names, ages, positions, and offices held with Funding and the Partnership, and a brief account of the business experience during the past five years of each member of the Board of Partner
Representatives, the executive officers of Funding and the Partnership, and the director of Funding.

  Donald J. Trump--Trump, 50 years old, has been Chairman of the Board of THCR and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of TP/GP, Inc. ("Trump Plaza GP") and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director and President of Trump Atlantic City Holding, Inc. ("Trump AC Holding") since February 1993 and was a partner in Trump Atlantic City Associates ("Trump AC") from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump Atlantic City Funding, Inc. ("Trump AC Funding") since its formation in January 1996. Trump has been Chairman of the Board of Directors of THCR Holding Corp. ("THCR Holding Corp.") and THCR/LP Corporation ("THCR/LP") since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; sole director, President and Treasurer of Trump Atlantic City Corporation ("TACC") since March 1991; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Trump Taj Mahal Realty Corp. ("Realty Corp.") since May 1986. Trump has been the sole director of Trump Indiana, Inc. ("Trump Indiana") since its formation. Trump has been Chairman of the Board of Partner Representatives since May 1992; and was Chairman of the Executive Committee of the Partnership from June 1985 to May 1992. Trump is the Chairman of the Board of Directors, President and Treasurer of Funding. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

  Nicholas L. Ribis--Mr. Ribis, 52 years old, has been President, Chief Executive Officer, Chief Financial Officer, and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis has been Vice President of Trump AC Holding since February 1995. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and director of Trump AC Funding since its formation in January 1996. Mr. Ribis is the Vice President of TACC. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation.

Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. He has also been Chief Executive Officer of the Partnership since March 1991; member of the Executive Committee of the Partnership from April 1991 to May 1992; member of the Board of Partner Representatives of the Partnership since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis is now a director of TCHI. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991, to December 1995, was Counsel to, the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

  Robert M. Pickus--Mr. Pickus, 42 years old, has been Executive Vice President and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates and, since April 1994, he has been the Assistant Secretary of Trump AC Holding. Mr. Pickus has been Secretary and director of Trump AC Funding since its formation in January 1996. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Funding from June 1988 to December 1993 and General Counsel of the Partnership from June 1985 to December 1993. Mr. Pickus is the Assistant Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of the Partnership since February 1995, Secretary of the Partnership since February 1996 and a member of the Board of Partner Representatives since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception.

  John P. Burke--Mr. Burke, 49 years old, has been Senior Vice President of Corporate Finance of THCR, THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC since its formation in January 1996. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has been the Corporate Treasurer of the Partnership since October 1991, the Vice President of the Partnership, Funding, TCI-II and TCHI since December 1993, a member of the Board of Partner Representatives since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Secretary of THCR Enterprises since January 1997.

  R. Bruce McKee--Mr. McKee, 51 years old, has served as President and Chief Operating Officer of the Partnership since October 1996. Mr. McKee was acting Chief Operating Officer of Taj Associates from October 1995 through October 1996; Senior Vice President, Finance of Taj Associates from July 1993 through October 1996; Vice President, Finance of Taj Associates from September 1990 through June 1993. Mr. McKee has been the Assistant Treasurer of THCR/LP, THCR Holding Corp., Realty Corp. and TCI since September 1991. Previously Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel in Atlantic City, from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.

  John P. Belisle--Mr. Belisle, 43 years old, has been the Executive Vice President of Operations of the Partnership since February 1997. Previously, Mr. Belisle served as Executive Vice President and Chief Operating Officer of Resorts International Hotel ("RIH") since November 1993, Senior Vice President of Casino Operations of RIH from May 1993 to November 1993; and Vice President of Marketing of RIH from June 1990 to May 1993. Mr. Belisle served as Vice President of Marketing for Trump's Castle from January 1990 to June 1990.

  Asher O. Pacholder--Dr. Pacholder, 59 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1987. In addition, Dr. Pacholder serves on the Board of Directors of The Southland Corporation, United Gas Holding Corp., ICO, Incorporated, an oil field services company, UF&G Pacholder Fund, Inc., a publicly traded closed end mutual fund, U.S. Trails, Inc. a recreational facility company, and Forum Group, Inc., a retirement community managerial company.

  Thomas F. Leahy--Mr. Leahy, 59 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992, Mr. Leahy has served as Chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage, and film properties.

  Arthur S. Bahr--Mr. Bahr, 65 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance and the Korean International Investment Fund.

  Mark A. Brown--Mr. Brown, 36 years old, joined the Partnership as Executive Vice President of Operations in July 1995. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

  Patricia M. Wild--Ms. Wild, 44 years old, has been the Assistant Secretary of the Partnership since February 1996 and Vice President of Legal Affairs of the Partnership since November 1996. Ms. Wild was Secretary of Funding and Senior Vice President and General Counsel of the Partnership from December 1993 to November 1996 and Secretary of TCHI since December 1993. Ms. Wild served as Vice President, General Counsel of Plaza Associates from February 1991 to December 1993, and Associate General Counsel of Plaza Associates from May 1989 through January 1991. From December 1986 to April 1989, Ms. Wild served as Deputy Attorney General on the Environmental Prosecutions Task Force of the New Jersey Department of Law and Public Safety, Division of Criminal Justice. From April 1983 to December 1986, Ms. Wild served as Deputy Attorney General with the Division.

  Each member of the Board of Partner Representatives, the Audit Committee and all of the other persons listed above have been licensed or found qualified by the CCC.

  The employees of the Partnership serve at the pleasure of the Board of Partner Representatives subject to any contractual rights contained in any employment agreement.

  Trump, Nicholas L. Ribis and R. Bruce McKee served as either executive officers and/or directors of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Trump, Nicholas L. Ribis, John P. Burke and Robert M. Pickus also served as Executive Committee members, officers and/or directors of the Partnership and its affiliated entities at the time such parties filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Trump, Nicholas L. Ribis, John P. Burke and Patricia M. Wild served as either executive officers and/or directors of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on November 2, 1992. The plan of reorganization for Plaza Operating Partners Ltd. was confirmed on December 11, 1992 and declared effective in January 1993.

ITEM 11. EXECUTIVE COMPENSATION.

  Executive officers of Funding do not receive any additional compensation for serving in such capacity. In addition, Funding and the Partnership do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans, or defined benefit pension plans.

  Summary Compensation Table. The following table sets forth compensation paid or accrued during the years ended December 31, 1996, 1995 and 1994 to the Chairman of the Board of Representation, the Chief Executive Officer, all of the executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1996, and two additional individuals who would have been among the four most highly paid executive officers but for they were not employed on December 31, 1996 by the Partnership. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                          SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
                          ----------------------------------------
        NAME AND                                    OTHER ANNUAL    ALL OTHER
   PRINCIPAL POSITION     YEAR  SALARY    BONUS    COMPENSATION(1) COMPENSATION
   ------------------     ---- -------- ---------- --------------- ------------
Donald J. Trump.........  1996      --         --          --              --
Chairman of the Board     1995      --         --          --       $2,087,000(2)
                          1994      --  $1,000,000         --        2,111,000(2)
Nicholas L. Ribis.......  1996 $499,125        --          --       $      594(3)
Chief Executive Officer   1995  531,895        --          --              647(3)
                          1994  568,333        --      $69,000             770(3)
Mark A. Brown(4)........  1996 $359,160 $   75,000         --       $    2,375(3)
Executive Vice President  1995  155,257    150,000         --            2,187(3)
of Operations             1994      --         --          --              --
Patricia M. Wild........  1996 $138,530        --          --       $    3,420(3)
Assistant Secretary and   1995  126,368        --          --            3,638(3)
Vice President            1994  115,498 $   20,790         --            2,856(3)
of Legal Affairs
Roger P. Wagner(5)......  1996 $210,743        --          --       $    4,750(3)
                          1995  591,709 $  143,660         --            4,620(3)
                          1994  501,610    114,670     $60,000           4,620(3)
Robert E.
Schaffhauser(6).......    1996 $209,101        --          --              --
                          1995  202,172        --          --              --
                          1994  173,088 $   31,156         --              --

---------------------
(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and director's fees. Following rules of the Securities and Exchange Commission (the "Commission"), perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total salary and bonus for that officer.
(2) Represents amounts paid under the Services Agreement (as defined). In addition, Trump was reimbursed $273,000, $184,000 and $407,000 in 1996, 1995 and 1994, respectively, for expenses incurred pursuant to the Services Agreement.
(3) Represents vested and unvested contributions made by the Partnership under the Trump's Castle Hotel & Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equalling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 12 or financial hardship, at which time the employee may withdraw his or her vested funds.
(4) Mr. Brown became the Executive Vice President of Operations effective July 10, 1995.
(5) Former Chief Operating Officer. In October 1996, Mr. Wagner became the Acting General Manager of Trump Indiana.
(6) Former Executive Vice President of Finance. Mr. Schaffhauser's employment was terminated in October 1996.

EMPLOYMENT AGREEMENTS

  Mr. Ribis had an employment agreement with the Partnership pursuant to which Mr. Ribis acted as Chief Executive Officer of the Partnership. The agreement provided that in the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis would agree to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. This agreement was terminated upon consumation of the Castle Acquisition and now Mr. Ribis is compensated for his services to the Partnership under an employment agreement with THCR and THCR Holdings (the "Ribis THCR Agreement"). Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500. Mr. Ribis's annual salary is paid in equal parts by THCR, Taj Associates, Plaza Associates and the Partnership.

  The Partnership, on January 17, 1991, entered into an employment agreement with Roger P. Wagner (the "Wagner Agreement"), with an amendment thereto dated January 17, 1991, and a second amendment thereto dated July 18, 1992, pursuant to which Mr. Wagner serves as the Partnership's and TCHI's President and Chief Operating Officer. Mr. Wagner's employment agreement, which terminated on January 16, 1997, provided for an annual salary beginning at a minimum of $400,000 until January 16, 1994, thereafter $500,000 per year until January 16, 1995, thereafter $600,000 per year until January 16, 1996, and thereafter $750,000 per year from January 17, 1996 until January 16, 1997 and, subject to CCC approval, 1% of the Partnership's Income from Operations (as defined in such agreement) in excess of $40.0 million. In November 1996, the Partnership assigned, with the consent of Mr. Wagner, the Wagner Agreement to THCR Holdings.

  Taj Associates had an employment agreement with R. Bruce McKee (the "McKee Agreement") pursuant to which he served as Senior Vice President and Chief Financial Officer of Taj Associates. The McKee Agreement, which expires on September 30, 1997, provided for an annual salary of $175,000, a guaranteed bonus of $25,000 and was terminable by Mr. McKee on each anniversary date of the agreement. Taj Associates could terminate the employment agreement of Mr. McKee in its sole discretion, without cause. If Mr. McKee's employment agreement was terminated without cause, Taj Associates would be obligated to pay Mr. McKee an amount equal to one year's then current salary. In October 1996, Mr. McKee became the Chief Operating Officer of the Partnership and the Partnership agreed to assume all of Taj Associates' obligations under the McKee Agreement. Mr. McKee could be considered for additional bonus compensation at the Partnership's sole discretion. Factors considered by the Partnership in the awarding of all discretionary bonuses generally are the attainment by the Partnership of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals.

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

  The Partnership entered into an employment agreement with Patricia M. Wild pursuant to which, effective December 6, 1993, Ms. Wild serves as the Partnership's Senior Vice President and General Counsel. The term of the agreement is one year and, in accordance with the terms of the agreement, is automatically extended on a weekly basis so that at all times the term of the agreement shall be an unexpired period of twelve months. This employment agreement provides for an annual base salary of $115,000 reviewed on an annual basis.

  The Partnership, on June 16, 1995, had entered into a severance agreement with Robert E. Schaffhauser. In October 1996, Mr. Schaffhauser's employment with the Partnership was terminated and Mr. Schauffhauser became a consultant to THCR. In connection therewith, Mr. Schaffhauser agreed to forfeit any severance payment due to him under the severance agreement.

COMPENSATION OF THE BOARD OF DIRECTORS

  Each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Burke, and Pickus) receives an annual fee of $50,000. In addition, each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Pickus, and Burke) receives $2,500 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board of Partner Representatives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  In general, the compensation of executive officers of the Partnership is determined by the Board of Partner Representatives, which is composed of Trump, Nicholas L. Ribis, John P. Burke, Asher O. Pacholder, Thomas F. Leahy, Arthur S. Bahr, and Robert M. Pickus. The compensation of Nicholas L. Ribis and R. Bruce McKee is set forth in their employment agreements. The Partnership has delegated the responsibility over certain matters, such as the bonus of Mr. Ribis, to Trump. Executive officers of Funding do not receive any additional compensation for serving in such capacity.

  Castle Acquisition. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership. See "Business--Trump's Castle--Historical Background--Castle Acquisition."

  Services Agreement. On December 28, 1993, the Partnership entered into a Services Agreement with TCI-II (the "Services Agreement"). In general, the Services Agreement obligates TCI-II to provide to the Partnership, from time to time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other services (the "Services") with respect to the business and operations of the Partnership, in exchange for certain fees to be paid only in those years in which EBITDA (EBITDA represents income from operations before depreciation, amortization, restructuring costs and the non-cash write-down of CRDA investments) exceeds prescribed amounts.

  In consideration for the Services to be rendered by TCI-II, the Partnership will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993--$40.5 million; 1994--$45.0 million; 1995 and thereafter--$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, TCI-II will be entitled to an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TCI-II $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. During the year ended 1996, there were no fees payable by the Partnership under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended and on October 6, 1996, the Partnership recorded a receivable in the amount of $1.25 million which represents the amounts advanced to TCI-II during the year. The Services Agreement expires on December 31, 2005.

  Trump has granted the Partnership a license to use the Marks in connection with the operations of Trump's Castle since June 17, 1985. The license expires on August 15, 1998. See "Business--Trademark/Licensing."

  Other Relationships. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Pickus, and Burke, executive officers of the Partnership, serve on the Board of Directors of other entities in which members of the Board of Partner Representatives (namely, Messrs. Trump, Ribis, Burke, and Pickus) serve and continue to serve as executive officers. The Partnership believes that such relationships have not affected the compensation decisions made by the Board of Partner Representatives in the last fiscal year.

  Trump serves on the Board of Directors of TACC, a general partner of Plaza Associates, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Trump AC Holding, of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is the sole director of TACC, of which Messrs. Trump, Ribis and Pickus are executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

  Messrs. Trump, Ribis, Pickus, and Burke serve on the Board of Directors of THCR Holding Corp., which held, prior to April 17, 1996, an indirect equity interest in Taj Associates, of which Trump is an executive officer.

Such persons also serve on the Board of Directors of THCR/LP, the former managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by Taj Associates for his services as its Chief Executive Officer.

  Mr. Ribis also serves on the Board of Directors of Realty Corp. which, prior to April 17, 1996, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

  Messrs. Trump and Ribis serve on the Board of Directors of THCR, of which Trump is Chairman of the Board. Messrs. Ribis, Pickus and Burke are executive officers of THCR and are compensated for their services by THCR.

  John Barry, Trump's brother-in-law, is a partner of Barry & McMoran, a New Jersey law firm which provides, from time to time, legal services to the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information with respect to the amount of Funding's Common Stock owned by beneficial owners of more than 5% of Funding's Common Stock. Funding has no other class of equity securities outstanding.

                        NAME AND ADDRESS OF        AMOUNT AND NATURE   PERCENT
 TITLE OR CLASS          BENEFICIAL OWNERS        OF BENEFICIAL OWNERS OF CLASS
 --------------   ------------------------------- -------------------- --------
Common Stock..... Trump's Castle Associates, L.P.      200 shares        100%
                         One Castle Blvd.
                  Atlantic City, New Jersey 08401

  As of the date of consummation of the Castle Acquisition, all of the equity interests of the Partnership are beneficially owned by THCR Holdings. THCR Holdings is a 99% limited partner of the Partnership and TCHI, a wholly owned subsidiary of THCR Holdings, is a 1% general partner.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Affiliate party transactions are governed by the provisions of the indentures pursuant to which the Mortgage Notes, the Senior Notes and the PIK Notes were issued, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the Noteholder Representatives of the Board of Partner Representatives for certain affiliated transactions.

  Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to the Partnership. See "Executive Compensation-- Compensation Committee Interlocks and Insider Participation--Services Agreement" and "--Other Relationships."

  The Partnership has joint insurance coverage with Taj Associates and Plaza Associates, for which the annual premiums paid by the Partnership, Taj Associates and Plaza Associates were approximately $5.2 million for the year ending December 31, 1996.

  Plaza Associates leased portions of its warehouse facility located in Egg Harbor Township, New Jersey to the Partnership. Lease payments by the Partnership to Plaza Associates totaled $5,000 in 1996.

  The Partnership has entered into a services agreement with TCS pursuant to which TCS provides the Partnership with certain management, financial and other functions and services necessary and incidental to the operations of Trump Castle.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements. See the Index immediately following the signature page.

  (b) Reports on Form 8-K. The Registrants filed a Current Report on Form 8-K, dated October 22, 1996, reporting under Item 5 thereto, the consummation of the Castle Acquisition and the filing of the derivative action by a stockholder of THCR in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership, TCI, TCI-II, TCHI and Salomon.

  (c) Exhibits. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

 EXHIBIT
 -------

  3(1)       Amended and Restated Certificate of Incorporation of Trump's
              Castle Funding Inc.
  3.1(1)     Bylaws of Trump's Castle Funding, Inc.
  3.2-3.6    Intentionally omitted.
             Second Amended and Restated Partnership Agreement of Trump's
  3.7.1(2)    Castle Associates.
  3.7.2(12)  Amendment to the Second Amended and Restated Partnership Agreement
             of Trump's Castle Associates, dated as of October 7, 1996.
  3.7.3(12)  Third Amended and Restated Partnership Agreement of Trump's Castle
             Associates, L.P., dated as of October 7, 1996.
  4.1-4.10   Intentionally omitted.
  4.11(2)    Indenture, among Trump's Castle Funding, Inc. as issuer, Trump's
             Castle Associates, as guarantor, and the Mortgage Note Trustee, as trustee.
  4.12(2)    Indenture of Mortgage between Trump's Castle Associates, as
             Mortgagor, and Funding, as Mortgagee.
             Assignment Agreement between Trump's Castle Funding, Inc. and the
  4.13(2)     Mortgage Note Trustee.
  4.14(2)    Partnership Note of Trump's Castle Associates.
  4.15       Form of Mortgage Note (included in Exhibit 4.11).
  4.16       Form of Partnership Guarantee (included in Exhibit 4.11).
  4.17(2)    Indenture between Trump's Castle Funding, Inc., as issuer, Trump's
             Castle Associates, as guarantor, and the PIK Note Trustee, as trustee.
             Pledge Agreement between Trump's Castle Funding, Inc. and the PIK
  4.18(2)     Note Trustee.
  4.19(2)    Subordinated Partnership Note.
  4.20       Form of PIK Note (included in Exhibit 4.17).
             Form of Subordinated Partnership Guarantee (included in Exhibit
  4.21        4.17).
  4.22(1)    Letter Agreement between Trump's Castle Associates and the
             Proposed Senior Secured Note Purchasers regarding the Senior
             Secured Notes.
  4.23(2)    Note Purchase Agreement for 11 1/2% Series A Senior Secured Notes
             of Trump's Castle Associates due 1999.

 EXHIBIT
 -------

  4.24(2)    Indenture, among Trump's Castle Funding, Inc., as issuer, Trump's
             Castle Associates, as guarantor, and the Senior Secured Note
             Trustee, as trustee.
  4.25(2)    Indenture of Mortgage and Security Agreement between Trump's
             Castle Associates, as mortgagor/debtor, and Trump's Castle
             Funding, Inc. as mortgagee/secured party (Senior Note Mortgage).
  4.26(2)    Registration Rights Agreement by and among Trump's Castle
              Associates and certain purchasers.
  4.27       Intentionally omitted.
  4.28(2)    Guarantee Mortgage.
  4.29(2)    Senior Partnership Note.
  4.30(2)    Indenture of Mortgage and Security Agreement between Trump's
             Castle Associates as mortgagor/debtor and the Senior Note Trustee as mortgagee/secured party (Senior Guarantee Mortgage).
  4.31(2)    Assignment Agreement between Trump's Castle Funding, Inc., as assignor, and the Senior Note Trustee, as assignee (Senior
             Assignment Agreement).
  4.32(2)    Amended and Restated Nominee Agreement.
 10.1-10.2   Intentionally omitted.
 10.3(3)     Employment Agreement dated January 17, 1991, between Trump's
             Castle Associates and Roger P. Wagner.
 10.4(4)     Second Amendment to Employment Agreement dated January 17, 1991 between Trump's Castle Associates, Trump's Castle Hotel & Casino,
             Inc., and Roger P. Wagner.
 10.5(5)     Form of License Agreement between Trump's Castle Associates and
              Donald J. Trump.
 10.6-10.10  Intentionally omitted.
 10.11(11)   Employment Agreement between Trump Hotels & Casino Resorts
             Holdings, L.P. and Nicholas L. Ribis (with exhibits).
 10.12(6)    Trump's Castle Hotel & Casino Retirement Savings Plan, effective as of September 1, 1986.
 10.13-10.18 Intentionally omitted.
 10.19(3)    Lease Agreement by and between State of New Jersey acting through its Department of Environmental Protection, Division of Parks and
             Forests, as Landlord, and Trump's Castle Associates, as tenant, dated September 1, 1990.
 10.20-10.26 Intentionally omitted.
 10.27(1)    Services Agreement.
 10.28-10.31 Intentionally omitted.
 10.32(7)    Employment Agreement dated December 20, 1993, between Patricia M.
             Wild and Trump's Castle Associates.
 10.33       Intentionally Omitted.
 10.34(7)    Amended and Restated Credit Agreement, dated as of December 28,
             1993, among Midlantic, Trump's Castle Associates and Trump's
             Castle Funding, Inc.
 10.35(7)    Amendment No. 1 to Amended and Restated Indenture of Mortgage,
             between Trump's Castle Associates, as Mortgagor and Midlantic, as
             Mortgagee.
 10.36(7)    Amended and Restated Indenture of Mortgage, between Trump's Castle
             Associates, as Mortgagor and Midlantic, as Mortgagee, dated as of
             May 29, 1992.
 10.37(7)    Amendment No. 1 to Amended and Restated Assignment of Leases and
             Rents, between Trump's Castle Associates, as assignor, and
             Midlantic, as assignee.
 10.38(7)    Amended and Restated Assignment of Leases and Rents, between
             Trump's Castle Associates, as assignor, and Midlantic, as
             assignee, dated as of May 29, 1992.

 EXHIBIT
 -------

 10.39(7)    Amendment No. 1 to Amended and Restated Assignment of Operating
             Assets, between Trump's Castle Associates, as assignor and
             Midlantic, as assignee.
 10.40(7)    Amended and Restated Assignment of Operating Assets, between
             Trump's Castle Associates, as assignor, and Midlantic, as
             assignee, dated as of May 29, 1992.
 10.41(7)    Intercreditor Agreement, by and among Midlantic, the Senior Note
             Trustee, the Mortgage Note Trustee, the PIK Note Trustee, Trump's
             Castle Funding, Inc. and Trump's Castle Associates.
 10.42(8)    Option Agreement, dated as of June 23, 1995, between Hamilton
             Partners, L.P. and Trump's Castle Associates.
 10.43(9)    Form of Amended and Restated Term Note, dated as of May 28, 1995, between Midlantic Bank, N.A. and Trump's Castle Associates.
 10.44(11)   Severance Agreement dated June 16, 1995, between Robert E.
             Schaffhauser and Trump's Castle Associates.
 10.45(11)   Employment Agreement dated July 10, 1995, between Mark A. Brown and Trump's Castle Associates.
 10.46(12)   Thermal Energy Service Agreement, dated as of September 27, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump's
             Castle Associates.
 10.47(12)   Amended and Restated Services Agreement, dated as of October 23,
             1996, by and among Trump Plaza Associates, Trump Taj Mahal
             Associates, Trump's Castle Associates, L.P. and Trump Casino
             Services, L.L.C.
 10.48(13)   Employment Agreement between R. Bruce McKee and Trump Taj Mahal
             Associates, dated August 1, 1994.
 21          List of Subsidiaries of Trump's Castle Associates, L.P. and
             Trump's Castle Funding, Inc.
 27.1        Financial Data Schedule of Trump's Castle Funding, Inc.
 27.2        Financial Data Schedule of Trump's Castle Associates, L.P.

---------------------
 (1) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates' Registration Statement on Form S-4, Registration No. 33-68038.
 (2) Incorporated herein by reference to the Exhibit to Amendment No. 5 to the
     Schedule 13E-3 of TC/GP, Inc. and the Partnership, File No. 5-36825, filed with the SEC on January 11, 1994.
 (3) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990.
 (4) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
 (5) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991.
 (6) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1986.
 (7) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s Registration Statement on Form S-4, Registration Number 33-52309 filed with the SEC on February 17, 1994.
 (8) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Current Report on Form 8-K dated as of June 23, 1995.
 (9) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump's Castle Associates' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.
(11) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump's Castle Funding, Inc. and Trump's Castle Associates for the year ended December 31, 1995.
(12) Incorporated herein by reference to the identically numbered Exhibit to Trump's Castle Funding, Inc.'s and Trump Castle Associates' Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(13) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. for the quarter ended September 30, 1994.

  (d) FINANCIAL STATEMENT SCHEDULES. See "Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedules" for a list of the financial statement schedules included in this Annual Report.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrant, the Registrant notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrant. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrant or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANTS HAVE DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF MARCH, 1997.

                                         Trump's Castle Funding, Inc.

                                                   /s/ Donald J. Trump
                                         By: __________________________________
                                         BY: DONALD J. TRUMP
                                         TITLE: PRESIDENT

                                         Trump's Castle Associates, L.P.

                                                   /s/ Donald J. Trump
                                         By: __________________________________
                                         BY: DONALD J. TRUMP
                                         TITLE: CHAIRMAN OF THE BOARD OF
                                         PARTNER REPRESENTATIVES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                       TITLE                 DATE

TRUMP'S CASTLE FUNDING, INC.

        /s/ Donald J. Trump           Chairman of the         March 28, 1997
------------------------------------   Board, President
          DONALD J. TRUMP              (Principal
                                       Executive
                                       Officer),
                                       Treasurer
                                       (Principal
                                       Financial Officer)
                                       and sole Director

         /s/ John P. Burke            Assistant Treasurer     March 28, 1997
------------------------------------   (Principal
           JOHN P. BURKE               Accounting Officer)

TRUMP'S CASTLE ASSOCIATES, L.P.

        /s/ Donald J. Trump           Chairman of the         March 28, 1997
------------------------------------   Board of Partner
          DONALD J. TRUMP              Representatives

       /s/ Nicholas L. Ribis          Board of Partner        March 28, 1997
------------------------------------   Representative
         NICHOLAS L. RIBIS

       /s/ Asher O. Pacholder         Board of Partner        March 28, 1997
------------------------------------   Representative
         ASHER O. PACHOLDER

              SIGNATURE                         TITLE                DATE

         /s/ Arthur S. Bahr             Board of Partner        March 28, 1997
-------------------------------------    Representative
           ARTHUR S. BAHR

         /s/ Thomas F. Leahy            Board of Partner        March 28, 1997
-------------------------------------    Representative
           THOMAS F. LEAHY

        /s/ Robert M. Pickus            Board of Partner        March 28, 1997
-------------------------------------    Representative
          ROBERT M. PICKUS

          /s/ John P. Burke             Board of Partner        March 28, 1997
-------------------------------------    Representative,
            JOHN P. BURKE                Treasurer and Chief
                                         Accounting Officer
                                         of the Partnership

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

  The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants' last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Trump's Castle Associates, L.P. and Subsidiary
  Reports of Independent Public Accountants............................... F-2
  Consolidated Balance Sheets as of December 31, 1996, October 6, 1996 and
   December 31, 1995...................................................... F-4
  Consolidated Statements of Operations for the period from October 7,
   1996 through December 31, 1996, the period from January 1, 1996 through
   October 6, 1996 and for the years ended December 31, 1995 and 1994..... F-5
  Consolidated Statements of Partners' Capital for the period from October
   7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and for the years ended December 31, 1995 and
   1994................................................................... F-6
  Consolidated Statements of Cash Flows for the period from October 7,
   1996 through December 31, 1996, the period from January 1, 1996 through
   October 6, 1996 and for the years ended December 31, 1995 and 1994..... F-7
  Notes to Consolidated Financial Statements.............................. F-8
Financial Statement Schedule
  Schedule II--Valuation and Qualifying Accounts for the period from
   October 7, 1996 through December 31, 1996, the period from January 1,
   1996 through October 6, 1996 and for the years ended December 31, 1995 and 1994............................................................... S-1

  Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the combined financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P.
 and Subsidiary:

  We have audited the accompanying consolidated balance sheet of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, partners' capital and cash flows for the period from October 7, 1996 through December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates, L.P. and Subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the period from October 7, 1996 through December 31, 1996, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Roseland, New Jersey
February 7, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P.
 and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of October 6, 1996 and December 31, 1995, and the related consolidated statements of operations, partners' capital and cash flows for the period from January 1, 1996 through October 6, 1996 and the years ended December 31, 1995 and 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates, L.P. and Subsidiary as of October 6, 1996 and December 31, 1995, and the results of their operations and their cash flows for the period from January 1, 1996 through October 6, 1996 and the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Roseland, New Jersey
February 7, 1997

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                    (NOTE 2)

                                                                                         SUCCESSOR           PREDECESSOR
                                                                                        ------------  --------------------------
                                                                                        DECEMBER 31,   OCTOBER 6,   DECEMBER 31,
                                                                                            1996          1996          1995
                                                                                        ------------  ------------  ------------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................................ $ 15,380,000  $ 19,373,000  $ 21,038,000
  Trade receivables, less allowance for doubtful accounts of $1,544,000, $2,007,000 and
   $1,969,000, respectively (Note 3)...................................................    7,157,000     7,326,000     9,007,000
  Accounts receivable, other...........................................................      539,000     2,779,000     1,252,000
  Due from affiliates, net (Note 6)....................................................    1,970,000     1,250,000     1,146,000
  Inventories (Note 3).................................................................    1,298,000     1,445,000     1,567,000
  Prepaid expenses and other current assets............................................    1,560,000     2,525,000     4,961,000
                                                                                        ------------  ------------  ------------
    Total current assets...............................................................   27,904,000    34,698,000    38,971,000
                                                                                        ------------  ------------  ------------
PROPERTY AND EQUIPMENT (Notes 2, 3, 4 and 5)
  Land and land improvements...........................................................   90,911,000    62,822,000    62,706,000
  Buildings and building improvements..................................................  404,774,000   329,702,000   327,487,000
  Furniture, fixtures and equipment....................................................   17,582,000   123,359,000   114,253,000
  Construction in progress.............................................................    1,428,000       785,000     5,436,000
                                                                                        ------------  ------------  ------------
                                                                                         514,695,000   516,668,000   509,882,000
Less--Accumulated depreciation.........................................................    4,819,000   198,767,000   187,767,000
                                                                                        ------------  ------------  ------------
                                                                                         509,876,000   317,901,000   322,115,000
                                                                                        ------------  ------------  ------------
OTHER ASSETS...........................................................................   10,231,000    10,869,000     9,495,000
                                                                                        ------------  ------------  ------------
    Total assets....................................................................... $548,011,000  $363,468,000  $370,581,000
                                                                                        ============  ============  ============
                           LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Current maturities--other borrowings (Note 5)........................................ $  3,714,000  $  4,085,000  $  2,903,000
  Trade accounts payable...............................................................   10,902,000     9,306,000     9,413,000
  Due to affiliates....................................................................    1,712,000       576,000           --
  Accrued payroll and related expenses.................................................    5,861,000     6,097,000     7,358,000
  Accrued interest payable (Note 4)....................................................    4,020,000    12,418,000     4,391,000
  Gaming liabilities (Note 3)..........................................................    2,914,000     2,646,000     2,988,000
  Self insurance reserves..............................................................    6,723,000     6,072,000     4,141,000
  Other................................................................................    6,335,000     6,227,000     7,208,000
                                                                                        ------------  ------------  ------------
    Total current liabilities..........................................................   42,181,000    47,427,000    38,402,000
MORTGAGE NOTES, due 2003 (Notes 4 and 9)
 (Net of discount of $ 33,071,000, $33,689,000 and $35,572,000, respectively)..........  209,070,000   208,452,000   206,569,000
PIK NOTES, due 2005 (Notes 4 and 9)
 (Net of discount of $7,509,000, $7,571,000 and $7,750,000, respectively)..............   63,231,000    58,580,000    54,110,000
OTHER BORROWINGS (Note 5)..............................................................   63,283,000    63,633,000    62,336,000
OTHER LONG TERM LIABILITIES............................................................    3,654,000     6,090,000     3,351,000
                                                                                        ------------  ------------  ------------
    Total liabilities..................................................................  381,419,000   384,182,000   364,768,000
                                                                                        ------------  ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS' CAPITAL (Notes 2, 4 and 6)
  Contributed Capital..................................................................  180,395,000    73,395,000    73,395,000
  Accumulated Deficit..................................................................  (13,803,000)  (94,109,000)  (67,582,000)
                                                                                        ------------  ------------  ------------
    Total partners' capital............................................................  166,592,000   (20,714,000)    5,813,000
                                                                                        ------------  ------------  ------------
    Total liabilities and capital...................................................... $548,011,000  $363,468,000  $370,581,000
--------------------------------------------------
                                                                                        ============  ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (NOTE 2)

                                                                    SUCCESSOR                    PREDECESSOR
                                                                ----------------- ------------------------------------------
                                                                     PERIOD           PERIOD
                                                                 FROM OCTOBER 7,  FROM JANUARY 1, YEARS ENDED DECEMBER 31,
                                                                  1996 THROUGH     1996 THROUGH   --------------------------
                                                                DECEMBER 31, 1996 OCTOBER 6, 1996     1995          1994
                                                                ----------------- --------------- ------------  ------------
REVENUES
  Gaming (Note 3)..............................................   $ 50,460,000     $197,878,000   $276,789,000  $256,195,000
  Rooms........................................................      3,958,000       14,959,000     20,052,000    19,514,000
  Food and beverage............................................      7,011,000       25,615,000     30,804,000    28,447,000
  Other........................................................      1,706,000        7,085,000      9,130,000     8,969,000
                                                                  ------------     ------------   ------------  ------------
    Gross Revenues.............................................     63,135,000      245,537,000    336,775,000   313,125,000
  Less--Promotional allowances (Note 3)........................      8,389,000       30,810,000     34,547,000    31,572,000
                                                                  ------------     ------------   ------------  ------------
    Net Revenues...............................................     54,746,000      214,727,000    302,228,000   281,553,000
                                                                  ------------     ------------   ------------  ------------
COSTS AND EXPENSES
 (Notes 2, 6 and 7)
  Gaming.......................................................     32,662,000      126,947,000    162,344,000   148,776,000
  Rooms........................................................        434,000        1,267,000      2,534,000     2,533,000
  Food and beverage............................................      2,257,000        8,415,000     13,516,000    12,396,000
  General and administrative...................................     14,259,000       47,201,000     61,431,000    61,974,000
  Depreciation and amortization................................      4,819,000       12,253,000     14,639,000    14,437,000
  Other........................................................      2,782,000       11,608,000     13,403,000    12,613,000
                                                                  ------------     ------------   ------------  ------------
                                                                    57,213,000      207,691,000    267,867,000   252,729,000
                                                                  ------------     ------------   ------------  ------------
    Income (loss) from operations..............................     (2,467,000)       7,036,000     34,361,000    28,824,000
OTHER INCOME (Note 10).........................................            --         3,000,000            --            --
INTEREST INCOME................................................        217,000          386,000        504,000       636,000
INTEREST EXPENSE...............................................    (11,553,000)     (36,949,000)   (46,017,000)  (44,173,000)
                                                                  ------------     ------------   ------------  ------------
    Net Loss...................................................   $(13,803,000)    $(26,527,000)  $(11,152,000) $(14,713,000)
--------------------------------------------------
                                                                  ============     ============   ============  ============


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                    (NOTE 2)

                                       CONTRIBUTED  ACCUMULATED
                                         CAPITAL      DEFICIT        TOTAL
                                       ------------ ------------  ------------
Balance at December 31, 1993
 (Predecessor)........................ $ 73,395,000 $(41,717,000) $ 31,678,000
  Net loss............................          --   (14,713,000)  (14,713,000)
                                       ------------ ------------  ------------
Balance at December 31,1994
 (Predecessor)........................   73,395,000  (56,430,000)   16,965,000
  Net loss............................          --   (11,152,000)  (11,152,000)
                                       ------------ ------------  ------------
Balance at December 31,1995
 (Predecessor)........................   73,395,000  (67,582,000)    5,813,000
  Net loss for the period from January
   1, 1996 through October 6, 1996....          --   (26,527,000)  (26,527,000)
                                       ------------ ------------  ------------
Balance at October 6, 1996
 (Predecessor)........................   73,395,000  (94,109,000)  (20,714,000)
  Capital contributed by THCR
   Holdings...........................    5,000,000          --      5,000,000
  Adjustment to reflect acquisition of
   the Partnership by THCR Holdings...  102,000,000   94,109,000   196,109,000
  Net loss for the period from October
   7, 1996 through December 31, 1996..          --   (13,803,000)  (13,803,000)
                                       ------------ ------------  ------------
Balance at December 31, 1996
 (Successor).......................... $180,395,000 $(13,803,000) $166,592,000
                                       ============ ============  ============


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 2)

                                                                       SUCCESSOR                 PREDECESSOR
                                                                      ------------  ----------------------------------------
                                                                      PERIOD FROM   PERIOD FROM
                                                                       OCTOBER 7,    JANUARY 1,
                                                                      1996 THROUGH  1996 THROUGH  YEARS ENDED DECEMBER 31,
                                                                      DECEMBER 31,   OCTOBER 6,   --------------------------
                                                                          1996          1996          1995          1994
                                                                      ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss............................................................ $(13,803,000) $(26,527,000) $(11,152,000) $(14,713,000)
 Adjustments to reconcile net loss to net cash flows provided by
  (used in) operating activities--
  Noncash charges--
   Depreciation and amortization.....................................    4,819,000    12,253,000    14,639,000    14,437,000
   Accretion of bond discount........................................      681,000     2,061,000     2,372,000     2,148,000
   Provision for losses on receivables...............................       63,000     1,340,000     1,370,000     3,438,000
   Amortization of CRDA tax credits..................................      258,000       305,000       720,000       955,000
   Valuation allowance--CRDA investments.............................      100,000       710,000       936,000       735,000
                                                                      ------------  ------------  ------------  ------------
                                                                        (7,882,000)   (9,858,000)    8,885,000     7,000,000
   Decrease (increase) in receivables................................    1,626,000    (1,290,000)   (3,486,000)   (2,461,000)
   Decrease in inventories...........................................      147,000       122,000       223,000       525,000
   Decrease (increase) in other current assets.......................      707,000     2,131,000    (2,800,000)     (320,000)
   Decrease (increase) in other assets...............................      935,000       182,000       (86,000)     (881,000)
   (Decrease) increase in current liabilities........................   (4,915,000)    7,626,000     2,527,000     2,112,000
   Increase in other liabilities.....................................    2,192,000     6,711,000     7,802,000     3,315,000
                                                                      ------------  ------------  ------------  ------------
    Net cash flows (used in) provided by operating activities........   (7,190,000)    5,624,000    13,065,000     9,290,000
                                                                      ------------  ------------  ------------  ------------
CASH FLOWS USED BY INVESTING ACTIVITIES
 Purchases of property and equipment, net............................     (362,000)   (4,235,000)   (6,874,000)   (8,257,000)
 Purchase of CRDA investments........................................     (397,000)   (2,143,000)   (2,805,000)   (2,350,000)
                                                                      ------------  ------------  ------------  ------------
    Net cash flows used in investing activities......................     (759,000)   (6,378,000)   (9,679,000)  (10,607,000)
                                                                      ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of other borrowings.......................................   (1,044,000)   (2,649,000)   (1,470,000)          --
 Other borrowings....................................................          --      1,738,000           --            --
 Capital contribution................................................    5,000,000           --            --            --
                                                                      ------------  ------------  ------------  ------------
    Net cash flows provided by (used in) financing activities........    3,956,000      (911,000)   (1,470,000)          --
                                                                      ------------  ------------  ------------  ------------
    Net (decrease) increase in cash and cash equivalents.............   (3,993,000)   (1,665,000)    1,916,000    (1,317,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................   19,373,000    21,038,000    19,122,000    20,439,000
                                                                      ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................... $ 15,380,000  $ 19,373,000  $21,038,000   $ 19,122,000
                                                                      ============  ============  ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND OPERATIONS

  The accompanying consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership") and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  The Partnership was formed in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort ("Trump's Castle"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. A substantial portion of Trump's Castle's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue as new entrants to the gaming industry become operational.

  Prior to the Acquisition of the Partnership (Note 2), Donald J. Trump ("Trump") was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of Trump's Castle Hotel & Casino, Inc. ("TCHI") (the "TCHI Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership.

  Funding was incorporated on May 28, 1985 solely to serve as a financing company to raise funds through the issuance of bonds to the public (Note 4). Since Funding has no business operations, its ability to repay the principal and interest on the 11 1/2% Senior Secured Notes due 2000 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes"), and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

  On October 7, 1996, Trump Hotels & Casino Resort Holdings, L.P. ("THCR Holdings") acquired from Trump all of the outstanding equity of the Partnership (Note 2). THCR Holdings is a 64% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR").

(2) ACQUISITION OF THE PARTNERSHIP AND BASIS OF PRESENTATION

  Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement") between THCR Holdings and entities owned by Trump, THCR Holdings acquired on October 7, 1996, all of the outstanding equity interest of the Partnership. This acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000, which is exchangeable into 5,837,700 shares of THCR Common Stock (valuing each share at $28.80 based on the price of the THCR Common Stock several days before and after the date of the Agreement). The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon a recent appraisal.

  As a result of the acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996, are presented as Successor financial statements.

  The following unaudited proforma information has been prepared assuming the acquisition had occurred as of January 1, 1995. The proforma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made in January 1, 1995. In addition, the proforma information is not intended to be a projection of future results.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                PERIOD FROM
                                              JANUARY 1, 1996
                                                  THROUGH        YEAR ENDED
                                              OCTOBER 6, 1996 DECEMBER 31, 1995
                                                (UNAUDITED)      (UNAUDITED)
                                              --------------- -----------------
Net Revenues.................................  $214,727,000     $302,228,000
                                               ============     ============
Income from Operations.......................  $  3,005,000     $ 29,103,000
                                               ============     ============
Net Loss.....................................  $(30,558,000)    $(16,410,000)
                                               ============     ============

(3) ACCOUNTING POLICIES

 Use of Estimates

  The preparation of these financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

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

 Promotional Allowances

  Gross revenues include the retail value of the complimentary food, beverage, and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The cost of such complimentaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

                                                                      SUCCESSOR                    PREDECESSOR
                                                                  ----------------- -----------------------------------------
                                                                     PERIOD FROM      PERIOD FROM
                                                                     OCTOBER 7,       JANUARY 1,    YEARS ENDED DECEMBER 31,
                                                                    1996 THROUGH     1996 THROUGH   -------------------------
                                                                  DECEMBER 31, 1996 OCTOBER 6, 1996     1995         1994
                                                                  ----------------- --------------- ------------ ------------
   Rooms.........................................................    $1,355,000       $ 4,876,000   $  6,261,000 $  6,554,000
   Food and Beverage.............................................     4,926,000        16,742,000     18,240,000   17,342,000
   Other.........................................................       743,000         2,574,000      2,483,000    2,693,000
                                                                     ----------       -----------   ------------ ------------
                                                                     $7,024,000       $24,192,000   $ 26,984,000 $ 26,589,000
                                                                     ==========       ===========   ============ ============

 Income Taxes

  The accompanying consolidated financial statements do not include a provision for Federal income taxes of the Partnership, since any income or losses allocated to the partners are reportable for Federal income tax purposes by the partners.

  Under the New Jersey Casino Control Act (the "Casino Control Act") and the regulations promulgated thereunder, the Partnership and Funding are required to file a consolidated New Jersey corporation business tax return.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  As of December 31, 1996, the Partnership had New Jersey State net operating losses of approximately $213,300,000, which are available to offset taxable income through the year 2003. The net operating loss carryforwards result in a deferred tax asset of $19,200,000, which has been offset by a valuation allowance of $19,200,000, as utilization of such carryforwards is not considered to be more likely than not.

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

 Long-Lived Assets

  During 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Partnership does not believe that any impairment exists in the recoverability of its long-lived assets.

 Statements of Cash Flows

  For purposes of the statements of cash flows, Funding and the Partnership consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  The following supplemental disclosures are made to the statements of cash flows:

                                                                            SUCCESSOR                PREDECESSOR
                                                                           ------------ -------------------------------------
                                                                           PERIOD FROM  PERIOD FROM
                                                                            OCTOBER 7,  JANUARY 1,
                                                                               1996        1996
                                                                             THROUGH      THROUGH   YEARS ENDED DECEMBER 31,
                                                                           DECEMBER 31, OCTOBER 6,  -------------------------
                                                                               1996        1996         1995         1994
                                                                           ------------ ----------- ------------ ------------
Cash paid during the period for interest (net of amounts capitalized)..... $18,278,000  $18,209,000 $ 35,338,000 $ 31,255,000
                                                                           ===========  =========== ============ ============
Issuance of debt in exchange for accrued interest......................... $ 4,589,000  $ 4,292,000 $  7,766,000 $  3,559,000

                                                                           ===========  =========== ============ ============

  The acquisition of the Partnership by THCR Holdings resulted in an increase of $196,109,000 to property, plant and equipment, an increase to contributed capital of $102,000,000 and an elimination of the accumulated deficit of $94,109,000.

 Reclassifications

  Certain reclassifications have been made to the 1995 and 1994 financial statements in order to conform to the classifications used in 1996.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(4) MORTGAGE NOTES AND PIK NOTES

  The Mortgage Notes bear interest, payable in cash, semi-annually, at 11 3/4% and mature on November 15, 2003. In the event the PIK Notes, discussed below, are redeemed prior to November 15, 1998, the interest rate on the Mortgage Notes will be reduced to 11 1/2%. The Mortgage Notes may be redeemed at Funding's option at a specified percentage of the principal amount commencing in 1998.

  The PIK Notes bear interest payable, at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually at the rate of 7% through September 30, 1994 and 13 7/8% through November 15, 2003. After November 15, 2003, interest on the PIK Notes are payable in cash at the rate of 13 7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On November 15, 1996, May 15, 1996, November 15, 1995 and May 15, 1995, the semi-annual interest payments of $4,589,000, $4,292,000, $4,013,000 and $3,735,000,
respectively, were paid by the issuance of additional PIK Notes.

  On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton. The Option was granted to the Partnership in consideration of $1,900,000 of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to THCR Holdings, which, on that same date, exercised the Option and acquired approximately 90% of the PIK Notes for approximately $38,700,000, in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of PIK Notes.

  The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions of Partnership capital, investments, and other business activities. In November 1996, THCR Holdings made a capital contribution of $5,000,000 to the Partnership for debt service purposes.

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

  The ability of Funding and the Partnership to pay their indebtedness when due, will depend on the ability of the Partnership to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. The Partnership does not currently anticipate being

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

able to generate sufficient cash flow from operations to repay a substantial portion of the principal amounts of the Mortgage Notes and the PIK Notes when due. Thus, the repayment of the principal amount of this indebtedness will likely depend primarily upon the ability of Funding and the Partnership to refinance this debt when due. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions, and numerous other financial, business, and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

(5) OTHER BORROWINGS

 Bank Borrowings

  The Partnership has a term loan with a bank (the "Term Loan") with a balance of $34,833,000 at December 31, 1996. The Term Loan has a maturity date of May 28, 2000. Interest is at a rate of 3% above the bank's prime rate, which was 8.25% at December 31, 1996, but in no event can be less than 9% per annum. The outstanding principal amount of the Term Loan is being repaid at $158,000 per month through the maturity date, at which time the balance of $28,500,000 is due.

  The Term Loan is secured by a mortgage lien on Trump's Castle that is prior to the lien securing the Mortgage Notes (Note 4) and the Senior Notes described below.

 Senior Notes

  On December 28, 1993, Funding issued $27,000,000 of Senior Notes. Similar to the Mortgage Notes, the Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump's Castle and substantially all of the other assets of the Partnership. In addition, the Partnership has guaranteed (the "Senior Guaranty") the payment of the Senior Notes, which Senior Guaranty is secured by a mortgage on Trump's Castle. The Senior Partnership Note and the Senior Guaranty are subordinated to the Term Loan described above.

  Interest on the Senior Notes is payable semiannually at the rate of 11 1/2%; however in the event that the PIK Notes are redeemed prior to November 15, 1998, the interest rate will be reduced to 11 1/4%. The Senior Notes mature on November 15, 2000, and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each November 15, 1998 and 1999.

(6) RELATED PARTY TRANSACTIONS

 Trump Management Fee

  The Partnership has a Services Agreement (the "Services Agreement") with Trump Casino II, Inc., formerly known as TC/GP, Inc. ("TCI-II"), a corporation wholly-owned by Trump. Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional, and other similar and related services with respect to the business and operations of the Partnership, including such other services as the Managing Partner may reasonably request.

  Pursuant to the Services Agreement, the Partnership is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, beginning with the fiscal year ended December 31, 1994, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  For the period from October 7, 1996 through December 31, 1996 and the period from January 1, 1996 through October 6, 1996 the Partnership incurred no fees and expenses under the Services Agreement. For the years ended December 31, 1995 and 1994 the Partnership incurred fees and expenses of $2,087,000 and $2,111,000, respectively, under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended, and at October 6, 1996, the Partnership recorded a receivable in the amount of $1,250,000 which represents the amounts advanced during the year. This amount is included in Due From Affiliates in the accompanying balance sheet. The Services Agreement expires on December 31, 2005.

 Other Payments to Trump

  During 1994, the Board of Partner Representatives approved a $1,000,000 bonus which was paid to Trump, based upon 1994 operating results. No bonus was approved for 1996 or 1995.

 Transactions with Affiliates

  At December 31, 1996 and October 6, 1996 amounts due to affiliates were $1,712,000 and $576,000 respectively. Amounts due from affiliates were $1,970,000, $1,250,000 and $1,146,000 as of December 31, 1996, October 6, 1996
and December 31, 1995, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates"), and the Trump Organization, which are affiliates of Trump. These transactions include certain shared payroll costs as well as complimentary services offered to customers, for which the Partnership makes initial payments and is then reimbursed by the affiliates.

  For the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and for the years ended December 31, 1995 and 1994, the Partnership incurred expenses of approximately $176,000, $978,000, $1,673,000, and $1,631,000, respectively, for corporate salaries and $78,000, $495,000, $1,109,000, and $1,047,000, respectively, of other transactions on behalf of these related entities. In addition, the Partnership received payments totaling $0, $1,421,000, $1,401,000, and $2,438,000, respectively, for services rendered and had $1,537,000, $1,665,000, $580,000, and $441,000, respectively, of charges for similar costs incurred by these related entities on behalf of the Partnership.

 Partnership Agreement

  Under the terms of the Partnership Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and for the years ended December 31, 1995 and 1994, the Partnership paid $72,000, $1,572,000, $1,248,000, and $1,188,000, respectively, of expenses on behalf of TCI-II which were charged to general and administrative expense in the accompanying consolidated financial statements.

 Trump Casino Services

  Trump Casino Services, L.L.C. ("TCS"), a wholly owned subsidiary of THCR Holdings, a New Jersey limited liability company, was founded on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to Plaza Associates, Taj Associates and the Partnership. Charges from TCS for the period October 7, 1996 to December 31, 1996 were $1,369,000.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(7) COMMITMENTS AND CONTINGENCIES

 Casino License Renewal

  The Partnership is subject to regulation and licensing by the New Jersey Casino Control Commission (the "CCC"). The Partnership's casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership, and can be revoked at any time. Due to the uncertainty of any license renewal application, there can be no assurance that the license will be renewed. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership's financial condition or for any other reason, the Casino Control Act provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino's business and property, subject to all valid liens, claims, and encumbrances.

  On June 22, 1995, the CCC renewed the casino license of the Partnership through 1999, subject to certain continuing reporting and compliance conditions.

 Self Insurance Reserves

  Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers compensation, and other legal proceedings in the normal course of business. These reserves are established by the Partnership based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience. Actual results may differ from these reserve amounts.

 Employment Agreements

  The Partnership has entered into employment agreements with certain key employees which expire at various dates through February 17, 1999. Total minimum commitments on these agreements at December 31, 1996 were approximately $3,557,000.

 Legal Proceedings

  The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

 Casino Reinvestment Development Authority Obligations

  Pursuant to the provisions of the Casino Control Act, the Partnership must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the "CRDA"), both of which bear interest at below market interest rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

  From time to time the Partnership has elected to donate funds that it has on deposit with the CRDA in return for tax credits to satisfy substantial portions of the Partnership's future investment alternative tax obligations. Donations in the amount of $375,000 and $6,440,000 were made in 1995 and 1994, respectively. No donations were made in 1996. These donations, net of the tax credits received, were charged against operations and resulted in CRDA tax credits of $191,000 and $1,474,000 to be applied to the years ending December 31, 1995 and 1994, respectively. For the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and for the years ended December 31, 1995 and 1994 the Partnership charged to operations $258,000, $305,000, $720,000, and $955,000, respectively, which represents amortization of a portion of the tax credits discussed above.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  In addition, for the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and for the years ended December 31, 1995 and 1994, the Partnership charged to operations $100,000, $710,000, $936,000, and $735,000, respectively, to give effect to the below market interest rates of associated CRDA deposits and bonds.

(8) EMPLOYEE BENEFIT PLANS

  The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 5% of the employee's earnings. The Partnership recorded charges of approximately $212,000, $765,000, $1,013,000, and $899,000 for matching contributions for the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and for the years ended December 31, 1995 and 1994, respectively.

  The Partnership makes payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Based upon the most recent information available, the withdrawal liability to the Partnership related to one of the plans unfunded status approximates $1,600,000. Pension expense for the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and for the years ended December 31, 1995 and 1994 were $109,000, $389,000, $497,000, and $455,000, respectively.

  The Partnership provides no other material post employment benefits.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments of the Partnership and Funding approximate fair value, as follows: (a) cash and cash equivalents and accrued interest receivables and payables based on the short-term nature of the financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

  The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

                                                        DECEMBER 31, 1996
                                                   ----------------------------
   SUCCESSOR                                       CARRYING AMOUNT  FAIR VALUE
   ---------                                       --------------- ------------
   11 3/4% Mortgage Notes.........................  $209,070,000   $213,084,000
   PIK Notes......................................  $ 63,231,000   $ 65,169,000
                                                         OCTOBER 6, 1996
                                                   ----------------------------
   PREDECESSOR                                     CARRYING AMOUNT  FAIR VALUE
   -----------                                     --------------- ------------
   11 3/4% Mortgage Notes.........................  $208,452,000   $251,827,000
   PIK Notes......................................  $ 58,580,000   $ 68,043,000
                                                        DECEMBER 31, 1995
                                                   ----------------------------
   PREDECESSOR                                     CARRYING AMOUNT  FAIR VALUE
   -----------                                     --------------- ------------
   11 3/4% Mortgage Notes.........................  $206,569,000   $212,479,000
   PIK Notes......................................  $ 54,110,000   $ 48,096,000

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  There are no quoted market prices for the Partnership Term Loan and Senior Notes. A reasonable estimate of their value could not be made without incurring excessive costs.

(10) LICENSE REVENUE

  On September 27, 1996 the Partnership entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities at Trump's Castle. In consideration of the license, Atlantic Thermal paid the Partnership $3,000,000, which amount has been included in other non-operating income for the period from January 1, 1996 through October 6, 1996.

(11) FINANCIAL INFORMATION OF FUNDING

  Financial information relating to Funding as of and for the periods from October 7, 1996 through December 31, 1996, January 1, 1996 through October 6, 1996 and for the year ended December 31, 1995 is as follows:

                                         SUCCESSOR          PREDECESSOR
                                        ------------ -------------------------
                                        DECEMBER 31,  OCTOBER 6,  DECEMBER 31,
                                            1996         1996         1995
                                        ------------ ------------ ------------
Total Assets (including Mortgage Notes
 Receivable of $242,141,000, net of
 unamortized discount of $33,071,000,
 $33,689,000 and $35,572,000 at
 December 31, 1996, October 6, 1996 and
 December 31, 1995; PIK Notes
 Receivable of $70,740,000, net of
 unamortized discount of $7,509,000 at
 December 31, 1996, $66,151,000, net of
 unamortized discount of $7,571,000 at
 October 6, 1996 and $61,860,000, net
 of unamortized discount of $7,750,000
 at December 31, 1995, and Senior Notes
 Receivable of $27,000,000 at December
 31, 1996, October 6, 1996 and December
 31, 1995.)............................ $299,301,000 $294,032,000 $287,679,000
                                        ============ ============ ============
Total Liabilities and Capital
 (including Mortgage Notes Payable of
 $242,141,000, net of unamortized
 discount of $33,071,000, $33,689,000
 and $35,572,000 at December 31, 1996,
 October 6, 1996 and December 31, 1995,
 PIK Notes Payable of $70,740,000, net
 of unamortized discount of $7,509,000
 at December 31, 1996, $66,151,000, net
 of unamortized discount of $7,751,000
 at October 6, 1996 and $61,860,000,
 net of unamortized discount of
 $7,750,000, at December 31, 1995 and
 Senior Notes Payable of $27,000,000 at
 December 31, 1996, October 6, 1996,
 and December 31, 1995.)............... $299,301,000 $294,032,000 $287,679,000
                                        ============ ============ ============
Interest Income........................ $ 10,250,000 $ 32,945,000 $ 41,768,000
Interest Expense....................... $ 10,250,000 $ 32,945,000 $ 41,768,000
                                        ------------ ------------ ------------
NET INCOME............................. $        --  $        --  $        --
                                        ============ ============ ============

                                                                     SCHEDULE II

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               BALANCE AT CHARGED TO                 BALANCE AT
                               BEGINNING  COSTS AND     OTHER          END OF
                               OF PERIOD   EXPENSES    CHARGES         PERIOD
                               ---------- ---------- -----------     ----------
PERIOD FROM OCTOBER 7, 1996
 THROUGH DECEMBER 31, 1996
  Allowance for doubtful
   accounts................... $2,007,000 $   63,000 $  (526,000)(A) $1,544,000
                               ========== ========== ===========     ==========
  Valuation allowance for
   interest differential on
   CRDA bonds................. $2,416,000 $  100,000 $   (12,000)(B) $2,504,000
                               ========== ========== ===========     ==========
PERIOD FROM JANUARY 1, 1996
 THROUGH OCTOBER 6, 1996
  Allowance for doubtful
   accounts................... $1,969,000 $1,340,000 $(1,302,000)(A) $2,007,000
                               ========== ========== ===========     ==========
  Valuation allowance for
   interest differential on
   CRDA bonds................. $1,744,000 $  710,000 $   (38,000)(B) $2,416,000
                               ========== ========== ===========     ==========
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful
   accounts................... $3,704,000 $1,370,000 $(3,105,000)(A) $1,969,000
                               ========== ========== ===========     ==========
  Valuation allowance for
   interest differential on
   CRDA bonds................. $  933,000 $  936,000 $  (125,000)(B) $1,744,000
                               ========== ========== ===========     ==========
YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful
   accounts................... $1,928,000 $3,438,000 $(1,662,000)(A) $3,704,000
                               ========== ========== ===========     ==========
  Valuation allowance for
   interest differential on
   CRDA bonds................. $2,362,000 $  735,000 $(2,164,000)(B) $  933,000
                               ========== ========== ===========     ==========

---------------------
(A) Write-off of uncollectible accounts.
(B) Write-off of allowance applicable to contribution of CRDA deposits.

                                 EXHIBIT INDEX

   EXHIBIT
     NO.   DESCRIPTION OF EXHIBIT
   ------- ----------------------
   21      List of Subsidiaries of Trump's Castle Funding, Inc. and Trump's
           Castle Associates, L.P.
   27.1    Financial Data Schedule of Trump's Castle Funding, Inc.
   27.2    Financial Data Schedule of Trump's Castle Associates, L.P.