Form 10-Q
period 1997-03-31
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1997-05-14
CIK 770618, 911534

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                               -------------------

                         COMMISSION FILE NUMBER: 1-9029


                          TRUMP'S CASTLE FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                 11-2739203
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


           ONE CASTLE BOULEVARD
         ATLANTIC CITY, NEW JERSEY                             08401
 ---------------------------------------                    ----------
 (Address of principal executive offices)                   (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                         COMMISSION FILE NUMBER: 1-9029


                         TRUMP'S CASTLE ASSOCIATES, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                      22-2608426
   -------------------------------                        --------------------
   (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


       ONE CASTLE BOULEVARD
      ATLANTIC CITY, NEW JERSEY                                   08401
 ---------------------------------------                        ----------
 (Address of principal executive offices)                       (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

                               -------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.         YES  X     NO
                                                           ---       ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS HAVE FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.          YES  X    NO
                                   ---      ---

     AS OF MAY 9, 1997, THERE WERE 200 SHARES OF TRUMP'S CASTLE FUNDING, INC.'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

     TRUMP'S CASTLE FUNDING, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FROM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================


                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               -------------------

                               INDEX TO FORM 10-Q

                                                                                                         PAGE NO.
                                                                                                         --------

  PART I -- FINANCIAL INFORMATION

   ITEM 1 -- Financial Statements

        Consolidated Balance Sheets of Trump's Castle Associates, L.P. and Subsidiary as of
         March 31, 1997 (unaudited) and December 31, 1996 ...............................................     1

        Consolidated Statements of Operations of Trump's Castle Associates, L.P. and Subsidiary
         for the Three Months Ended March 31, 1997 and 1996 (unaudited) .................................     2

        Consolidated Statement of Partners' Capital of Trump's Castle Associates, L.P. and
         Subsidiary for the Three Months Ended March 31, 1997 (unaudited) ...............................     3

        Consolidated Statements of Cash Flows of Trump's Castle Associates, L.P. and Subsidiary
         for the Three Months Ended March 31, 1997 and 1996 (unaudited) .................................     4

        Notes to Consolidated Financial Statements of Trump's Castle
         Associates, L.P. and Subsidiary (unaudited) ....................................................    5-6

   ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations ......    7-8

   ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk .................................      8

  PART II -- OTHER INFORMATION

   ITEM 1-- Legal Proceedings ...........................................................................      9
   ITEM 2-- Changes in Securities .......................................................................      9
   ITEM 3-- Defaults Upon Senior Securities .............................................................      9
   ITEM 4-- Submission of Matters to Vote of Security Holders ...........................................      9
   ITEM 5-- Other Information ...........................................................................      9
   ITEM 6-- Exhibits and Reports on Form 8-K ............................................................   9-10

  SIGNATURES
        SIGNATURE -- Trump's Castle Funding, Inc. .......................................................     11
        SIGNATURE -- Trump's Castle Associates, L.P. ....................................................     12



                         PART I -- FINANCIAL INFORMATION

  ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                          MARCH 31, DECEMBER 31,
                                                            1997       1996
                                                          --------- ------------
                                                              (UNAUDITED)

                                                          SUCCESSOR   SUCCESSOR
                                                          ---------   ---------
CURRENT ASSETS:
 Cash and cash equivalents ............................   $ 22,217   $ 15,380
 Receivables, net .....................................      7,905      7,696
 Due from affiliates ..................................      1,970      1,970
 Inventories ..........................................      1,691      1,298
 Other current assets .................................      1,344      1,560
                                                          --------   --------
   Total current assets ...............................     35,127     27,904
PROPERTY AND EQUIPMENT, NET ...........................    505,227    509,876
OTHER ASSETS ..........................................     11,982     10,231
                                                          --------   --------
   Total assets .......................................   $552,336   $548,011
                                                          ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Current maturities-other borrowings ..................   $  3,764   $  3,714
 Accounts payable and accrued expenses ................     32,098     32,735
 Due to Affiliates ....................................      5,613      1,712
 Accrued interest payable .............................     11,909      4,020
                                                          --------   --------
   Total current liabilities ..........................     53,384     42,181
MORTGAGE NOTES
 (Net of unamortized discount of $32,385
 and $ 33,071, respectively) ..........................    209,756    209,070
PIK NOTES
 (Net of unamortized discount of $ 7,440
 and $ 7,509, respectively) ...........................     63,300     63,231
OTHER BORROWINGS ......................................     61,960     63,283
OTHER LONG TERM LIABILITIES ...........................      6,028      3,654
                                                          --------   --------
   Total liabilities ..................................    394,428    381,419
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL .....................................    157,908    166,592
                                                          --------   --------
   Total Liabilities and Capital ......................   $552,336   $548,011
                                                          ========   ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                     ---------------------------
                                                        1997            1996
                                                     SUCCESSOR       PREDECESSOR
                                                     ---------       -----------
REVENUES:
 Gaming ......................................        $ 63,974         $ 63,242
 Rooms .......................................           3,937            4,166
 Food and beverage ...........................           7,953            7,280
 Other .......................................           2,206            1,352
                                                      --------         --------
  Gross Revenues .............................          78,070           76,040
Less-Promotional allowances ..................           9,646            9,096
                                                      --------         --------
 Net Revenues ................................          68,424           66,944
                                                      --------         --------
COSTS AND EXPENSES:
 Gaming ......................................          41,034           40,959
 Rooms .......................................             608              589
 Food and beverage ...........................           2,123            2,031
 General and administrative ..................          16,173           16,670
 Depreciation and amortization ...............           5,041            3,838
                                                      --------         --------
 Total costs and expenses ....................          64,979           64,087
                                                      --------         --------
  Income From Operations .....................           3,445            2,857
INTEREST INCOME ..............................              69               93
INTEREST EXPENSE .............................         (12,198)         (11,760)
                                                      --------         --------
 Net Loss ....................................        $ (8,684)        $ (8,810)
                                                      ========         ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    PARTNERS'         PARTNERS'
                                                                     CAPITAL           DEFICIT           TOTAL
                                                                    --------          --------         --------
  Balance at December 31, 1996 (Successor) .......................  $180,395          $(13,803)        $166,592
  Net Loss .......................................................       --             (8,684)          (8,684)
                                                                    --------          --------         --------
  Balance at March 31, 1997 (Successor) ..........................  $180,395          $(22,487)        $157,908
                                                                    ========          ========         ========


The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ---------------------------
                                                                                        1997              1996
                                                                                      ---------       -----------
                                                                                      SUCCESSOR       PREDECESSOR
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................................   $ (8,684)        $ (8,810)
   Adjustments to reconcile net loss to net cash flows provided by operating activities--
     Noncash charges--

      Depreciation and amortization ...............................................      5,041            3,838
      Accretion of bond discount ..................................................        755              646
      Provision for losses on receivables .........................................        337              312
      Valuation allowance--CRDA investments .......................................        289              287
                                                                                      --------         --------
                                                                                        (2,262)          (3,727)
      (Increase) decrease in receivables ..........................................       (546)           1,586
      (Increase) decrease in inventories ..........................................       (393)              38
      Decrease (increase) in other current assets .................................        216           (1,016)
      (Increase) decrease in other assets .........................................     (1,231)              26
      Increase in current liabilities .............................................     11,153            5,916
      Increase in other liabilities ...............................................      2,374            2,113
                                                                                      --------         --------
       Net cash flows provided by operating activities ............................      9,311            4,936
                                                                                      --------         --------
  CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchases of property and equipment, net ....................................       (584)          (2,276)
      Purchase of CRDA investments ................................................       (809)            (681)
                                                                                      --------         --------
       Net cash flows used in investing activities ................................     (1,393)          (2,957)
                                                                                      --------         --------
  CASH FLOWS USED IN FINANCING ACTIVITIES:
      Repayment of other borrowings ...............................................     (1,081)            (675)
                                                                                      --------         --------
       Net cash flows used in financing activities ................................     (1,081)            (675)
                                                                                      --------         --------
       Net increase in cash and cash equivalents ..................................      6,837            1,304

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................     15,380           21,038
                                                                                      --------         --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $ 22,217         $ 22,342
                                                                                      ========         ========
  SUPPLEMENTAL INFORMATION:
   Cash paid for interest .........................................................   $  1,118         $  1,482
                                                                                      ========         ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) ORGANIZATION AND OPERATIONS

     The accompanying consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     Prior to the acquisition of the Partnership (see Note 2), Donald J. Trump ("Trump") was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of Trump's Castle Hotel & Casino, Inc. ("TCHI") (the "TCHI Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership.

     Funding was incorporated on May 28, 1985 solely to serve as a financing company to raise funds through the issuance of bonds to the public. Since Funding has no business operations, its ability to repay the principal and interest on the 11-1/2% Senior Secured Notes due 2000 (the "Senior Notes"), the 11-3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

     On October 7, 1996, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") acquired from Trump all of the outstanding equity of the Partnership (see Note 2). THCR Holdings is currently a 62.2% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR").

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

     These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1996 filed with the SEC by the Partnership and Funding. Certain reclassifications have been made to conform prior year financial information with the current year presentation.

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1997 are not necessarily indicative of the operating results for a full year.

(2) ACQUISITION OF THE PARTNERSHIP AND BASIS OF PRESENTATION

     Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement"), between THCR Holdings and entities owned by Trump, THCR Holdings acquired on October 7, 1996 all of the outstanding equity interest of the Partnership (the "Acquisition"). The Acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000, which is exchangeable into 5,837,700 shares of Common Stock of THCR, par value $.01 per share (the "THCR Common Stock") (valuing each share at $28.80 based on the price of the THCR Common Stock several

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                   (UNAUDITED)


days before and after the date of the Agreement). The excess of the purchase price over the fair value of the net assets acquired of $196,109,000
(including transaction costs, the purchase of the outstanding TCHI Warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon a recent appraisal.

     As a result of the Acquisition, a new basis of accounting was established and financial statements prior toOctober 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996 are presented as Successor financial statements.

(3) FINANCIAL INFORMATION OF FUNDING

     Financial information relating to Funding is as follows (in thousands):

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          1997            1996
                                                                                        --------       -------
  Total Assets (including Mortgage Notes Receivable of $242,141, net of unamortized discount of $32,385 and $33,071 at March 31, 1997 and
       December 31, 1996, PIK Notes Receivable of $70,740, net of unamortized discount of $7,440 and $7,509 at March 31, 1997 and December 31, 1996,
       and Senior Notes Receivable of $27,000 at March 31, 1997 and
       December 31, 1996) ............................................................  $300,056         $299,301
                                                                                        ========         ========

  Total Liabilities and Capital (including Mortgage Notes Payable of
       $242,141, net of unamortized discount of $32,385 and $33,071 at March 31,
       1997 and December 31, 1996, PIK Notes Payable of$70,740, net of
       unamortized discount of $7,440 and $7,509 atMarch 31, 1997 and December
       31, 1996, and Senior Notes Payable of $27,000 at March 31, 1997 and
       December 31, 1996) ............................................................  $300,056         $299,301
                                                                                        ========         ========


                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                        --------------------------
                                                                                          1997            1996
                                                                                        ---------      -----------
                                                                                        SUCCESSOR      PREDECESSOR

  Interest Income ...................................................................    $11,061         $10,648

  Interest Expense ..................................................................     11,061          10,648
                                                                                         -------         -------
  Net Income ........................................................................    $  --           $  --
                                                                                         =======         =======

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

CAPITAL RESOURCES AND LIQUIDITY

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the three months ended March 31, 1997, the Partnership's net cash flow provided by operating activities before cash interest payments on debt obligations was $10.4 million.

     In addition to cash needs to fund the day-to-day operations of Trump's Castle, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 1997 are anticipated to be approximately $7.0 million and principally consist of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and Marina leasehold improvements. In addition, during 1997, the Partnership commenced a $5.0 million project to retheme the property with a nautical emphasis and rename it Trump Marina. Capital expenditures of $584,000 were incurred during the three months ended March 31, 1997 primarily for the previous mentioned projects.

     The Partnership's debt consists primarily of (i) a term loan with a bank with an outstanding principal balance of approximately $34.4 million at March 31, 1997 (the "Term Loan"), (ii) the Senior Notes, (iii) the Mortgage Notes and
(iv) the PIK Notes.

     The Term Loan bears interest at the prime rate plus 3%, currently 11-1/2%, and requires amortized monthly principal payments of approximately $158,000. The Term Loan matures on May 28, 2000.

     The Senior Notes have an outstanding principal amount of $27.0 million, and bear interest at the rate of 11-1/2% per annum (which may be reduced to 11-1/4% upon the occurrence of certain events). The Senior Notes mature on November
15, 2000 and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each of November 15, 1998 and 1999.

     The Mortgage Notes have an outstanding principal amount of approximately $242.1 million, bear interest at the rate of 11-3/4% per annum (which may be reduced to 11-1/2% upon the occurrence of certain events), and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $70.7 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13-7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. The Partnership anticipates that interest due in 1997 of approximately $10.2 million will be paid through the issuance of additional PIK Notes.

     The Partnership's total cash debt service requirement was approximately $2.2 million during the three months ended March 31, 1997 and the Partnership anticipates that approximately $37.9 million in cash will be required during the remainder of 1997 to meet its debt service obligations. As a result of the Acquisition and the Partnership's designation as an unrestricted subsidiary under the indenture under which the 15-1/2% Senior Secured Notes of THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. were issued, the Partnership has the ability to receive certain advances for working capital, debt service and other purposes. In addition, the Partnership has the authority to obtain a working capital facility of up to $10.0 million, although there can be no assurance that such financing will be available on terms acceptable to the Partnership.

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

     Comparison of Results of Operations for the Three Months Periods Ended March 31, 1997 and 1996. The Partnership's net revenues (gross revenues less promotional allowances) for the three months ended March 31, 1997 and 1996 were approximately $68.4 million and $66.9 million, respectively. The $1.5 million or 2.2% increase is primarily the result of the increased table game win percentage as described below.

     Gaming revenues provide the majority of the Partnership's revenues and primarily consist of slot machine and table games win.

     Slot win was approximately $45.2 million and $45.3 million (a decrease of approximately $100,000 or 0.2%) for the three months ended March 31, 1997 and 1996, respectively. The total dollar amount wagered by customers on slot machines decreased by approximately $3.6 million or 0.7% to $547.9 million for the three months ended March 31, 1997. The decrease in slot volume was the reason for the decline in slot revenues as the slot win percentage (slot win as a percentage of dollars wagered on slot machines) remained constant at 8.2%.

     Table game win was approximately $18.8 million and $17.9 million (an increase of $900,000 or 5.0%) for the three months ended March 31, 1997 and 1996, respectively. The total dollar amount wagered by customers on table games increased by approximately $400,000 or 0.3% to $116.6 million for the three months ended March 31, 1997 from $116.2 million for the three months ended 1996. The increase in table game win was primarily caused by an increase in the table game win percentage (table game win as a percentage of dollars wagered on table games) to 16.1% for the three months ended March 31, 1997 from 15.4% for the three months ended March 31, 1996. Table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended March 31, 1997 and 1996, credit extended to the table games customers was approximately 31.5% and 29.3% of overall table play, respectively. This relatively high level of credit play is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Non gaming revenues, in the aggregate, increased by approximately $1.3 million or 10.2% to $14.1 million for the three months ended March 31, 1997 from $12.8 million for the three months ended March 31, 1996, primarily as a result of an increase in other revenue activity (consisting primarily of admissions revenues).

     Promotional allowances increased by approximately $500,000 or 5.5% to $9.6 million for the three months ended March 31, 1997 from $9.1 million for the three months ended March 31, 1996, primarily as a result of an increase in complimentary entertainment events.

     General and Administrative expenses decreased approximately $500,000 or 3.0% for the three months ended March 31, 1997 from the same period in 1996 primarily due to reduced salaries and employee benefits.

     Depreciation and Amortization expense increased approximately $1.2 million or 31.3% for the three months ended March 31, 1997, from $3.8 million for the three months ended March 31, 1996, primarily due to the additional depreciation expense related to the acquisition of the Partnership by THCR Holdings.

     Interest expense increased approximately $400,000 or 3.4% to $12.2 million for the three months ended March 31, 1997 from $11.8 million for the three months ended March 31, 1996 primarily due to an increase in the outstanding principal related to the PIK Notes.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1997 are not necessarily indicative of the operating results for a full year.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

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

     On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey, the New Jersey Department of Transportation, the South Jersey Transportation Authority, the New Jersey Casino Reinvestment Development Authority, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. The defendants then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court decided that the matter should be heard in the New Jersey State Court. Oral arguments were heard in the New Jersey State Court on May 9, 1997. A decision is expected in the near future.

     Various other legal proceedings are now pending against the Partnership. Except as set forth in the Partnership's and Funding's Annual Report on Form 10-K for the year ended December 31, 1996, the Partnership considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and the Partnership believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of the Partnership.

ITEM 2 -- CHANGES IN SECURITIES
  None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
  None.

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
  None.

ITEM 5 -- OTHER INFORMATION
  None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

  A. EXHIBITS:

  EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
  -----------                   ----------------------
     27.1    Financial Data Schedule of Trump's Castle Funding, Inc.

     27.2    Financial Data Schedule of Trump's Castle Associates, L.P.

  B. CURRENT REPORTS ON FORM 8-K:

     The Registrants filed a Current Report on Form 8-K on January 22, 1997, reporting under Item 5 thereto the execution on January 20, 1997 of a letter of intent (the "Letter of Intent") among THCR, THCR Holdings and Colony Capital, Inc. ("Colony"), which contemplated, among other things, that an institutional fund (or an affiliate thereof) for which Colony would act as investment advisor would purchase preferred securities and a 51% common equity interest in the Partnership and THCR Common Stock warrants. Under Item 7 to such Form 8-K, the Registrant filed as exhibits the Letter of Intent and two press releases of THCR announcing the execution thereof. No financial statements were filed in connection with such Form 8-K. On March 27, 1997, THCR announced that negotiations with respect to the transactions contemplated by the Letter of Intent had been terminated.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRUMP'S CASTLE FUNDING, INC.

                                              (Registrant)

Date: May 14, 1997

                                        By: /s/ DONALD J. TRUMP
                                           ----------------------------------
                                              DONALD J. TRUMP
                                              PRESIDENT AND TREASURER
                                              (DULY AUTHORIZED OFFICER AND
                                              PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRUMP'S CASTLE ASSOCIATES, L.P.

                                                 (Registrant)

Date: May 14, 1997

                                           By: /s/ JOHN P. BURKE
                                              --------------------------------
                                                 JOHN P. BURKE
                                                 TREASURER
                                                 (DULY AUTHORIZED OFFICER AND
                                                 CHIEF ACCOUNTING OFFICER