Form 10-Q
period 1997-06-30
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1997-08-14
CIK 770618, 911534

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

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


   HURON AVENUE AND BRIGANTINE BOULEVARD
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


  HURON AVENUE AND BRIGANTINE BOULEVARD
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
 (Address of principal executive offices)                       (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                              ONE CASTLE BOULEVARD
                         ATLANTIC CITY, NEW JERSEY 08401
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                          -----------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES  X   NO
                                   ----    ----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS HAVE FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
                                YES  X   NO
                                   ----    ----

     AS OF AUGUST 14, 1997, THERE WERE 200 SHARES OF TRUMP'S CASTLE FUNDING, INC.'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

     TRUMP'S CASTLE FUNDING, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FROM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION
  ITEM 1 - Financial Statements


     Consolidated Balance Sheets of Trump's Castle Associates,
       L.P. and Subsidiary as of
       June 30, 1997 (unaudited) and December 31, 1996.............         1


     Consolidated Statements of Operations of Trump's Castle
       Associates, L.P. and Subsidiary
       for the Three and Six Months Ended June 30, 1997 and
       1996 (unaudited) ..........................................         2



     Consolidated Statement of Partners' Capital of Trump's Castle
       Associates, L.P. and Subsidiary for the Six Months Ended
       June 30, 1997 (unaudited)..................................         3



     Consolidated Statements of Cash Flows of Trump's Castle
       Associates, L.P. and Subsidiary for the Six Months Ended
       June 30, 1997 and 1996 (unaudited).........................         4



     Notes to Consolidated Financial Statements of Trump's Castle
       Associates, L.P. and Subsidiary (unaudited) ...............       5-7



  ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................      8-10


  ITEM 3 - Quantitative and Qualitative Disclosures About
           Market Risk ...........................................        10


PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings ......................................    11-12


  ITEM 2 - Changes in Securities ..................................       12


  ITEM 3 - Defaults Upon Senior Securities ........................       12


  ITEM 4 - Submission of Matters to Vote of Security Holders ......       12


  ITEM 5 - Other Information ......................................       12


  ITEM 6 - Exhibits and Reports on Form 8-K .......................       12


  SIGNATURES

      SIGNATURE - Trump's Castle Funding, Inc......................       13
      SIGNATURE - Trump's Castle Associates, L.P...................       14

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS
                                                         JUNE 30,   DECEMBER 31,
                                                           1997        1996
                                                        ---------   ------------
                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents.........................    $ 16,333     $ 15,380
   Receivables, net..................................       9,299        7,696
   Due from affiliates...............................       1,250        1,970
   Inventories.......................................       2,568        1,298
   Other current assets..............................       2,929        1,560
                                                         --------     --------
         Total current assets........................      32,379       27,904
PROPERTY AND EQUIPMENT, NET..........................     502,641      509,876
OTHER ASSETS.........................................      14,739       10,231
                                                         --------     --------
         Total assets................................    $549,759     $548,011
                                                         ========     ========

             LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities-other borrowings...............     $ 7,799     $  3,714
   Accounts payable and accrued expenses.............      35,899       32,735
   Due to affiliates.................................      14,201        1,712
   Accrued interest payable..........................       4,020        4,020
                                                         --------     --------
         Total current liabilities...................      61,919       42,181
MORTGAGE NOTES
   (Net of unamortized discount of $31,674
     and $ 33,071, respectively).....................     210,467      209,070
PIK NOTES
   (Net of unamortized discount of $ 7,363
     and $ 7,509, respectively)......................      68,285       63,231
OTHER BORROWINGS.....................................      57,171       63,283
OTHER LONG TERM LIABILITIES..........................       3,579        3,654
                                                         --------     --------
         Total liabilities...........................     401,421      381,419
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL....................................     148,338      166,592
                                                         --------     --------
         Total liabilities and capital...............    $549,759     $548,011
                                                         ========     ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                      TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                       (UNAUDITED)
                                                      (IN THOUSANDS)

                                                        THREE MONTHS                          SIX MONTHS
                                                       ENDED JUNE 30,                        ENDED JUNE 30,
                                               -----------------------------         -----------------------------
                                                  1997      ||        1996              1997      ||      1996
                                                  ----      ||        -----             ----      ||      ----
                                               SUCCESSOR    ||     PREDECESSOR        SUCCESSOR   ||   PREDECESSOR
                                               ---------    ||     -----------        ---------   ||   -----------
  REVENUES:                                                 ||                                    ||
     Gaming.........................           $ 68,545     ||     $ 62,184           $132,519    ||    $125,426
     Rooms..........................              4,842     ||        4,839              8,779    ||       9,005
     Food and beverage..............              8,718     ||        8,310             16,671    ||      15,590
     Other..........................              3,162     ||        2,565              5,368    ||       3,917
                                               --------     ||     ---------          --------    ||    ---------
        Gross revenues..............             85,267     ||       77,898            163,337    ||     153,938
  Less-promotional allowances.......             10,228     ||        9,847             19,874    ||      18,943
                                               --------     ||     ---------          --------    ||    --------
     Net revenues...................             75,039     ||       68,051            143,463    ||     134,995
                                               --------     ||     ---------          --------    ||    --------
  COST AND EXPENSES:                                        ||                                    ||
     Gaming.........................             44,449     ||       41,512             85,483    ||      82,471
     Rooms..........................                691     ||          845              1,299    ||       1,434
     Food and beverage..............              2,497     ||        2,754              4,620    ||       4,785
     General and administrative.....             16,049     ||       17,552             32,222    ||      34,222
     Depreciation and amortization..              3,684     ||        3,839              8,725    ||       7,677
                                               --------     ||     ---------          --------    ||    --------
     Total costs and expenses.......             67,370     ||       66,502            132,349    ||     130,589
                                               --------     ||     ---------          --------    ||    --------
        Income from operations......              7,669     ||        1,549             11,114    ||       4,406
  INTEREST INCOME...................                 91     ||          165                160    ||         258
  INTEREST EXPENSE..................            (12,330)    ||      (11,836)           (24,528)   ||     (23,596)
                                               --------     ||    -----------         --------    ||    ---------
     Net loss.......................           $ (4,570)    ||     $(10,122)          $(13,254)   ||    $(18,932)
                                               ========     ||     ==========         ========    ||    =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                    PARTNERS'       PARTNERS'
                                                                    CAPITAL          DEFICIT            TOTAL
                                                                   ----------       ----------        ----------
  Balance at December 31, 1996 (Successor)....................      $180,395         $(13,803)        $166,592
  Reclassification of 1996 capital
      contributed by THCR Holdings to debt....................        (5,000)            --             (5,000)
  Net loss....................................................          --            (13,254)         (13,254)
                                                                    --------         --------         --------
  Balance at June 30, 1997 (Successor)........................      $175,395         $(27,057)        $148,338
                                                                    ========         ========         ========


         The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                                            SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                  -----------------------------
                                                                                     1997      ||       1996
                                                                                  -----------  ||   -----------
                                                                                   SUCCESSOR   ||   PREDECESSOR
                                                                                  -----------  ||   -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                   ||
   Net loss..................................................................     $(13,254)    ||   $(18,932)
   Adjustments to reconcile net loss to net cash flows provided                                ||
     by operating activities-                                                                  ||
       Noncash charges-                                                                        ||
          Depreciation and amortization......................................         8,725    ||      7,677
          Accretion of bond discount.........................................         1,543    ||      1,318
          Provision for losses on receivables................................           744    ||        640
          Valuation allowance-CRDA investments...............................           576    ||        650
                                                                                  ---------    ||   --------
                                                                                     (1,666)   ||     (8,647)
          (Increase) decrease in receivables.................................        (2,347)   ||      2,033
          (Increase) decrease in inventories.................................        (1,270)   ||        109
          (Increase) decrease in other current assets........................        (1,369)   ||      2,427
          (Increase) decrease in other assets................................        (3,412)   ||        934
          Increase in current liabilities....................................         3,248    ||        924
          Increase in amounts due to affiliates..............................        10,125    ||        --
          Increase in other liabilities......................................         4,833    ||      4,300
                                                                                  ---------    ||   --------
               Net cash flows provided by operating activities...............         8,142    ||      2,080
                                                                                  ---------    ||   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:                                                       ||
          Purchases of property and equipment, net...........................        (1,397)   ||     (4,305)
          Purchase of CRDA investments.......................................        (1,672)   ||     (1,365)
                                                                                  ----------   ||   --------
               Net cash flows used in investing activities...................        (3,069)   ||     (5,670)
                                                                                  ----------   ||   --------
CASH FLOWS USED IN FINANCING ACTIVITIES:                                                       ||
          Proceeds from issuance of debt.....................................           --     ||      1,738
          Repayment of note payable to affiliate.............................        (2,000)   ||       --
          Repayment of other borrowings......................................        (2,120)   ||     (1,419)
                                                                                  ----------   ||   --------
               Net cash flows (used in) provided by financing activities.....        (4,120)   ||        319
                                                                                  ----------   ||   --------
               Net increase (decrease) in cash and cash equivalents..........           953    ||     (3,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................        15,380    ||     21,038
                                                                                  ---------    ||   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................     $  16,333    ||   $ 17,767
                                                                                  =========    ||   ========
SUPPLEMENTAL INFORMATION:                                                                      ||
   Cash paid for interest....................................................     $  18,025    ||   $ 17,974
                                                                                  =========    ||   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
   1996 capital contributions of $5.0 million by THCR Holdings was reclassified as due to affiliates


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

     The Partnership was formed in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. During the second quarter of 1997 the Partnership rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino ("Trump Marina"). The primary portion of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue as expansion by existing operators and new entrants to the gaming industry become operational.

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

     Funding was incorporated on May 28, 1985 solely to serve as a financing company to raise funds through the issuance of bonds to the public. Since Funding has no business operations, its ability to repay the principal and interest on the 11 1/2% Senior Secured Notes due 2000 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

     On October 7, 1996, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") acquired from Trump all of the outstanding equity of the Partnership (see Note 2). THCR Holdings is currently a 61.8% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR").

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 1997 are not necessarily indicative of the operating results for a full year.

(2) ACQUISITION OF THE PARTNERSHIP AND BASIS OF PRESENTATION

     Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement"), between THCR Holdings and entities owned by Trump, THCR Holdings acquired on October 7, 1996 all of the outstanding equity interest of the Partnership (the "Acquisition"). The Acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000,

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


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

(3) PROPERTY AND EQUIPMENT

     During the second quarter of 1997, the Partnership revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures, which were acquired in 1996. Buildings and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a five to seven year life. The Partnership believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three and six months ended June 30, 1997, the net effect of applying these new lives was to decrease net loss by $1.4 million.

(4) RELATED PARTY TRANSACTIONS

     Effective November 1996 the Partnership entered into a $5.0 million working capital demand note payable to THCR Holdings. The note bears interest at 9 1/2%. During June 1997 the Partnership repaid $2.0 million plus accrued interest on this note.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(5) FINANCIAL INFORMATION OF FUNDING

     Financial information relating to Funding is as follows (in thousands):


                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1997          1996
                                                                                 ----------     ------------

Total Assets (including Mortgage Notes Receivable of $242,141, net of unamortized discount of $31,674 and $33,071 at June 30, 1997 and December
  31, 1996, PIK Notes Receivable of $75,648, net of unamortized discount of
  $7,363 at June 30, 1997 and $70,740, net of unamortized discount of $7,509 at December 31, 1996, and Senior Notes Receivable of $27,000 at June 30,
  1997 and December 31, 1996) ..................................................   $305,752        $299,301
                                                                                   ========        ========

Total Liabilities and Capital (including Mortgage Notes Payable of $242,141, net of unamortized discount of $31,674 and $33,071 at June 30, 1997 and
  December 31, 1996, PIK Notes Payable of $75,648, net of unamortized discount of $7,363 at June 30, 1997 and $70,740, net of unamortized discount of $7,509 at December 31, 1996, and Senior Notes Payable of
  $27,000 at June 30, 1997 and December 31, 1996) .............................    $305,752         $299,301
                                                                                   ========         ========



                                                                                             SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                       1997     ||      1996
                                                                                    ---------   ||    ---------
                                                                                    SUCCESSOR   ||   PREDECESSOR
                                                                                    ---------   ||   -----------
Interest Income..........................................................            $22,243    ||     $21,395
Interest Expense.........................................................             22,243    ||      21,395
                                                                                     -------    ||     -------
Net Income...............................................................            $  --      ||     $  --
                                                                                     =======    ||     =======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the six months ended June 30, 1997, the Partnership's net cash flow provided by operating activities before cash interest payments on debt obligations was $26.2 million.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 1997 are anticipated to be approximately $2.5 million and principally consist of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and Marina leasehold improvements. In addition, during 1997, the Partnership commenced a $4.2 million project to retheme the property with a nautical emphasis. Capital expenditures of $1.4 million were incurred during the six months ended June 30, 1997 primarily for the previously mentioned projects.

     The Partnership's debt consists primarily of (i) a term loan with a bank with an outstanding principal balance of approximately $33.9 million at June 30, 1997 (the "Term Loan"), (ii) the Senior Notes, (iii) the Mortgage Notes and (iv) the PIK Notes.

     The Term Loan bears interest at the prime rate plus 3%, currently 11 1/2%, and requires amortized monthly principal payments of approximately $158,000. The Term Loan matures on May 28, 2000.

     The Senior Notes have an outstanding principal amount of $27.0 million, and bear interest at the rate of 11 1/2% per annum. The Senior Notes mature on November 15, 2000 and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each of June 15, 1998 and 1999.

     The Mortgage Notes have an outstanding principal amount of approximately $242.1 million, bear interest at the rate of 11 3/4% per annum, and mature on June 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $75.6 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 1997, interest on the PIK Notes was paid through the issuance of notes aggregating $4.9 million, and the Partnership anticipates that additional interest due during the fourth quarter of 1997 of approximately $5.3 million will be paid through the issuance of additional PIK Notes.

     The Partnership's total cash debt service requirement was approximately $22.1 million during the six months ended June 30, 1997 and the Partnership anticipates that approximately $20.0 million in cash will be required during the remainder of 1997 to meet its debt service obligations. As a result of the Acquisition and the Partnership's designation as an unrestricted subsidiary under the indenture under which the 15 1/2% Senior Secured Notes of THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. were issued, the Partnership has the ability to receive certain advances for working capital, debt service and other purposes. In addition, the Partnership has the authority to obtain a working capital facility of up to $10.0 million, although there can be no assurance that such financing will be available or on terms acceptable to the Partnership.

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

     Comparison of Results of Operations for the Three Months Periods Ended June 30, 1997 and 1996. The Partnership's net revenues (gross revenues less promotional allowances) for the three months ended June 30, 1997 and 1996 were approximately $75.0 million and $68.1 million, respectively. The $6.9 million or 10.1% increase is primarily the result of the increased table game win percentage as described below.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table games win.

     Slot win was approximately $49.2 million and $47.8 million (an increase of approximately $1.4 million or 2.9%) for the three months ended June 30, 1997 and 1996, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $5.4 million or 0.9% to $590.0 million for the three months ended June 30, 1997. The slot win percentage (slot win as a percentage of dollars wagered on slot machines) increased to 8.3% for the three months ended June 30, 1997 from 8.2% for the three months ended June 30, 1996.

     Table game win was approximately $19.3 million and $14.4 million (an increase of $4.9 million or 34.0%) for the three months ended June 30, 1997 and 1996, respectively. The total dollar amount wagered by customers on table games increased by approximately $900,000 or 0.7% to $128.3 million for the three months ended June 30, 1997 from $127.4 million for the three months ended June 30, 1996. The increase in table game win was primarily caused by an increase in the table game win percentage (table game win as a percentage of dollars wagered on table games) to 15.1% for the three months ended June 30, 1997 from 11.3% for the three months ended June 30, 1996. Table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the three months ended June 30, 1997 and 1996, credit extended to the table games customers was approximately 34.6% and 32.7% of overall table play, respectively. This relatively high level of credit play is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Non gaming revenues, in the aggregate, increased by approximately $1.0 million or 6.4% to $16.7 million for the three months ended June 30, 1997 from $15.7 million for the three months ended June 30, 1996, primarily as a result of an increase in other revenue activity (consisting primarily of admissions revenues and food and beverage revenue activity).

     Promotional allowances increased by approximately $400,000 or 4.1% to $10.2 million for the three months ended June 30, 1997 from $9.8 million for the three months ended June 30, 1996, primarily as a result of an increase in complimentary entertainment and food and beverage related to marketing activities.

     Gaming costs increased approximately $2.9 million or 7.0% to $44.4 million for the three months ended June 30, 1997 from $41.5 million for the three months ended June 30, 1996. This increase is primarily the result of an increase in promotional spending and complimentary activity in an effort to stimulate gaming revenues.

     General and administrative expenses decreased approximately $1.5 million or 8.6% for the three months ended June 30, 1997 from the same period in 1996 primarily due to reduced salaries and employee benefits.

     Depreciation and amortization expense decreased approximately $160,000 or 4.2% for the three months ended June 30, 1997, from $3.8 million for the three months ended June 30, 1996. This was a result of management's decision to reevaluate the lives of fixed assets which were acquired in 1996. The net effect of this revaluation was to decrease depreciation expense by $1.4 million for the three months ended June 30, 1997. This decrease was offset by the additional depreciation expenses incurred relating to the acquisition of the Partnership by THCR Holdings.

     Interest expense increased approximately $500,000 or 4.2% to $12.3 million for the three months ended June 30, 1997 from $11.8 million for the three months ended June 30, 1996 primarily due to an increase in the outstanding principal related to the PIK Notes.

     Comparison of Results of Operations for the Six Months Periods Ended June 30, 1997 and 1996. The Partnership's net revenues (gross revenues less promotional allowances) for the six months ended June 30, 1997 and 1996 were approximately $143.5 million and $135.0 million, respectively. The $8.5 million or 6.3% increase is primarily the result of the increased table game win percentage as described below.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table games win.

     Slot win was approximately $94.4 million and $93.1 million (an increase of approximately $1.3 million or 1.4%) for the six months ended June 30, 1997 and 1996, respectively. The total dollar amount wagered by customers on slot machines increased by approximately $1.9 million or 0.2% to $1,137.9 million for the six months ended June 30,

1997. The slot win percentage (slot win as a percentage of dollars wagered on slot machines) increased to 8.3% for the six months ended June 30, 1997 from 8.2% for the six months ended June 30, 1996.

     Table game win was approximately $38.2 million and $32.3 million (an increase of $5.9 million or 18.3%) for the six months ended June 30, 1997 and 1996, respectively. The total dollar amount wagered by customers on table games increased by approximately $1.3 million or 0.5% to $244.9 million for the six months ended June 30, 1997 from $243.6 million for the six months ended June 30, 1996. The increase in table game win was primarily caused by an increase in the table game win percentage (table game win as a percentage of dollars wagered on table games) to 15.6% for the six months ended June 30, 1997 from 13.3% for the six months ended June 30, 1996. Table game win percentage is outside the control of the Partnership, and although it is fairly constant over the long-term, it can vary significantly from period to period, due in part to the play of certain premium patrons who tend to wager substantial dollar amounts on table games.

     For the six months ended June 30, 1997 and 1996, credit extended to the table games customers was approximately 33.1% and 31.1% of overall table play, respectively. This relatively high level of credit play is the result of an increased level of play by individuals who wager relatively large sums. These premium patrons tend to use a higher percentage of credit when they wager.

     Non gaming revenues, in the aggregate, increased by approximately $2.3 million or 8.1% to $30.8 million for the six months ended June 30, 1997 from $28.5 million for the six months ended June 30, 1996, primarily as a result of an increase in other revenue activity (consisting primarily of admissions revenues and food and beverage revenue activity).

     Promotional allowances increased by approximately $1.0 million or 5.3% to $19.9 million for the six months ended June 30, 1997 from $18.9 million for the six months ended June 30, 1996, primarily as a result of an increase in complimentary entertainment and food and beverage related to marketing activities.

     Gaming costs increased approximately $3.0 million or 3.6% to $85.5 million for the six months ended June 30, 1997. This increase is primarily the result of an increase in promotional spending and complimentary activity in an effort to stimulate gaming revenues.

     General and administrative expenses decreased approximately $2.0 million or 5.8% for the six months ended June 30, 1997 from the same period in 1996 primarily due to reduced salaries and employee benefits.

     Depreciation and amortization expense increased approximately $1.0 million or 13.0% for the six months ended June 30, 1997, from $7.7 million for the six months ended June 30, 1996, primarily due to the additional depreciation expense related to the acquisition of the Partnership by THCR Holdings. This increase was offset by a $1.4 million decrease in depreciation expense resulting from management's decision to reevaluate the lives of fixed assets which were acquired in 1996.

     Interest expense increased approximately $900,000 or 3.8% to $24.5 million for the six months ended June 30, 1997 from $23.6 million for the six months ended June 30, 1996 primarily due to an increase in the outstanding principal related to the PIK Notes.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 1997 are not necessarily indicative of the operating results for a full year.

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

     On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey (the "State"), the New Jersey Department of Transportation, the South Jersey Transportation Authority, the New Jersey Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed and all briefs are scheduled to be filed by mid-October. On May 14, 1997, the State Court entered a summary judgment in favor of the State and CRDA. This decision is also being appealed and all briefs are scheduled to be filed by mid-September.

     On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership and Trump Casinos II, Inc. ("TCI-II"). The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Acquisition by purchasing those interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued.

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership, TCI, TCI-II, TCHI and Salomon Brothers, Inc. ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Acquisition. The plaintiff seeks removal of the directors of THCR, an injunction, rescission and damages.

     The Delaware cases were recently dismissed in Delaware and amended and refiled in the Southern District of New York. These cases have subsequently been consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with the previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997.

     THCR believes that the suits are without merit and intend to contest vigorously the allegations against them. At this early stage, however, no opinion can be expressed as to the likely outcome of these actions.

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

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS:

     EXHIBIT NO.               DESCRIPTION OF EXHIBIT
     ----------                -----------------------

     27.1       Financial Data Schedule of Trump's Castle Funding, Inc.

     27.2       Financial Data Schedule of Trump's Castle Associates, L.P.

     B. CURRENT REPORTS ON FORM 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TRUMP'S CASTLE FUNDING, INC.
                                            (Registrant)

  Date: August 14, 1997
                                       By: /s/ DONALD J. TRUMP
                                           -------------------------------------
                                           DONALD J. TRUMP
                                           PRESIDENT AND TREASURER
                                           (DULY AUTHORIZED OFFICER AND
                                           PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRUMP'S CASTLE ASSOCIATES, L.P.
                                            (Registrant)

  Date: August 14, 1997
                                        By: /s/ JOHN P. BURKE
                                            ------------------------------------
                                            JOHN P. BURKE
                                            TREASURER
                                            (DULY AUTHORIZED OFFICER AND
                                            CHIEF ACCOUNTING OFFICER)