Form 10-Q
period 1997-09-30
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1997-11-14
CIK 770618, 911534

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ to ________


                         COMMISSION FILE NUMBER: 1-9029


                          TRUMP'S CASTLE FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                        11-2739203
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


  HURON AVENUE AND BRIGANTINE BOULEVARD
        ATLANTIC CITY, NEW JERSEY                                   08401
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                         COMMISSION FILE NUMBER: 1-9029


                         TRUMP'S CASTLE ASSOCIATES, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                        22-2608426
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


  HURON AVENUE AND BRIGANTINE BOULEVARD
        ATLANTIC CITY, NEW JERSEY                                   08401
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X     NO
                                                     ---      ---

     AS OF NOVEMBER 14, 1997, THERE WERE 200 SHARES OF TRUMP'S CASTLE FUNDING, INC.'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

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

================================================================================

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

   ITEM 1 -- Financial Statements

    Condensed Consolidated Balance Sheets of Trump's Castle
      Associates, L.P. and Subsidiary as of September 30, 1997
      (unaudited) and December 31, 1996 .................................     1

    Condensed Consolidated Statements of Operations of Trump's Castle
      Associates, L.P. and Subsidiary for the Three Months and
      Nine Months Ended September 30, 1997 and 1996 (unaudited)..........     2

    Condensed Consolidated Statement of Partners' Capital of Trump's
      Castle Associates, L.P. and Subsidiary for the Nine Months
      Ended September 30, 1997 (unaudited)...............................     3

    Condensed Consolidated Statements of Cash Flows of Trump's Castle
      Associates, L.P. and Subsidiary for the Nine Months Ended
      September 30, 1997 and 1996 (unaudited)............................     4

    Notes to Condensed Consolidated Financial Statements of
      Trump's Castle Associates, L.P. and Subsidiary (unaudited) ........   5-7

   ITEM 2 -- Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................  8-12

   ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk..    12


PART II -- OTHER INFORMATION

   ITEM 1 -- Legal Proceedings........................................... 13-14

   ITEM 2 -- Changes in Securities and Use of Proceeds...................    14

   ITEM 3 -- Defaults Upon Senior Securities.............................    14

   ITEM 4 -- Submission of Matters to Vote of Security Holders...........    14

   ITEM 5 -- Other Information...........................................    14

   ITEM 6 -- Exhibits and Reports on Form 8-K............................    15


SIGNATURES

    SIGNATURE -- Trump's Castle Funding, Inc.............................    16

    SIGNATURE -- Trump's Castle Associates, L.P..........................    17

                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------
                                                      (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .....................     $ 20,454       $ 15,380
   Receivables, net ..............................       10,820          7,696
   Due from affiliates ...........................        1,250          1,970
   Inventories ...................................        2,625          1,298
   Other current assets ..........................        2,115          1,560
                                                       --------       --------
         Total current assets ....................       37,264         27,904
PROPERTY AND EQUIPMENT, NET ......................      503,149        509,876
OTHER ASSETS .....................................       13,326         10,231
                                                       --------       --------
         Total assets ............................     $553,739       $548,011
                                                       ========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities-other borrowings ...........     $  7,932       $  3,714
   Accounts payable and accrued expenses .........       36,961         32,735
   Due to affiliates .............................        8,348          1,712
   Accrued interest payable ......................       11,935          4,020
                                                       --------       --------
         Total current liabilities ...............       65,176         42,181
MORTGAGE NOTES
   (Net of unamortized discount of $30,936
     and $33,071, respectively) ..................      211,205        209,070
PIK NOTES
   (Net of unamortized discount of $7,283
     and $7,509, respectively) ...................       68,365         63,231
OTHER BORROWINGS .................................       56,622         63,283
OTHER LONG TERM LIABILITIES ......................        6,122          3,654
                                                       --------       --------
         Total liabilities .......................      407,490        381,419
COMMITMENTS AND CONTINGENCIES
  PARTNERS' CAPITAL ..............................      146,249        166,592
                                                       --------       --------
         Total liabilities and capital ...........     $553,739       $548,011
                                                       ========       ========


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                          TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                            (unaudited)
                                          (in thousands)

                                               Three Months                   Nine Months
                                           Ended September 30,             Ended September 30,
                                       --------------------------      --------------------------
                                         1997     ||     1996            1997     ||     1996
                                       ---------  ||  -----------      ---------  ||  -----------
                                       Successor  ||  Predecessor      Successor  ||  Predecessor
                                       ---------  ||  -----------      ---------  ||  -----------
REVENUES:                                         ||                              ||
   Gaming ........................     $ 72,609   ||   $ 66,068        $205,128   ||   $191,494
   Rooms .........................        5,663   ||      5,624          14,442   ||     14,629
   Food and beverage .............       10,647   ||     10,236          28,656   ||     27,083
   Other .........................        3,229   ||      3,019           8,597   ||      6,936
                                       --------   ||   --------        --------   ||   --------
      Gross revenues .............       92,148   ||     84,947         256,823   ||    240,142
Less-promotional allowances ......       12,451   ||     12,040          33,663   ||     32,240
                                       --------   ||   --------        --------   ||   --------
   Net revenues ..................       79,697   ||     72,907         223,160   ||    207,902
                                       --------   ||   --------        --------   ||   --------
COST AND EXPENSES:                                ||                              ||
   Gaming ........................       44,605   ||     42,962         130,088   ||    125,433
   Rooms .........................          690   ||        747           1,989   ||      2,181
   Food and beverage .............        3,041   ||      3,389           7,661   ||      8,174
   General and administrative ....       16,610   ||     18,291          48,832   ||     52,513
   Depreciation and amortization .        4,171   ||      4,102          12,896   ||     11,779
                                       --------   ||   --------        --------   ||   --------
   Total costs and expenses ......       69,117   ||     69,491         201,466   ||    200,080
                                       --------   ||   --------        --------   ||   --------
      Income from operations .....       10,580   ||      3,416          21,694   ||      7,822
INTEREST INCOME ..................          112   ||        208             272   ||        466
OTHER INCOME .....................         --     ||      3,000            --     ||      3,000
INTEREST EXPENSE .................      (12,781)  ||    (12,561)        (37,309)  ||    (36,157)
                                       --------   ||   --------        --------   ||   --------
   Net loss ......................     $ (2,089)  ||   $ (5,937)       $(15,343)  ||   $(24,869)
                                       ========   ||   ========        ========   ||   ========


                                   The accompanying notes are an integral part of
                                      these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (unaudited)
                                 (in thousands)


                                               Partners'   Partners'
                                                Capital     Deficit      Total
                                               --------    ---------   --------
Balance at December 31, 1996 (Successor)...    $180,395    $(13,803)   $166,592
Reclassification of 1996 capital
    contributed by THCR Holdings to debt...      (5,000)       --        (5,000)
Net loss ..................................        --       (15,343)    (15,343)
                                               --------    --------    --------
Balance at September 30, 1997 (Successor)..    $175,395    $(29,146)   $146,249
                                               ========    ========    ========


                 The accompanying notes are an integral part of
                     this condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)
                                 (in thousands)

                                                               Nine Months
                                                           Ended September 30,
                                                        ------------------------
                                                           1997   ||     1996
                                                        --------- || -----------
                                                        Successor || Predecessor
                                                        --------- || -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                      ||
  Net loss ...........................................  $(15,343) ||  $(24,869)
  Adjustments to reconcile net loss to net cash flows             ||
    provided by operating activities--                            ||
      Noncash charges--                                           ||
        Depreciation and amortization ................    12,896  ||    11,779
        Accretion of bond discount ...................     2,361  ||     2,015
        Provision for losses on receivables ..........     1,134  ||     1,321
        Valuation allowance-CRDA investments .........       878  ||       947
                                                        --------  ||  --------
                                                           1,926  ||    (8,807)
        (Increase) decrease in receivables ...........    (4,258) ||     1,893
        (Increase) decrease in inventories ...........    (1,327) ||       210
        (Increase) decrease in other current assets ..      (555) ||     2,139
        (Increase) decrease in other assets ..........    (1,412) ||       265
        Increase in current liabilities ..............    12,141  ||     4,735
        Increase in amounts due to affiliates ........     4,356  ||      --
        Increase in other liabilities ................     7,376  ||     6,520
                                                        --------  ||  --------
           Net cash flows provided by operating                   ||
             activities ..............................    18,247  ||     6,955
                                                        --------  ||  --------
CASH FLOWS USED IN INVESTING ACTIVITIES:                          ||
        Purchases of property and equipment, net .....    (5,453) ||    (4,125)
        Purchase of CRDA investments .................    (2,578) ||    (2,104)
                                                        --------  ||  --------
           Net cash flows used in investing                       ||
             activities ..............................    (8,031) ||    (6,229)
                                                        --------  ||  --------
CASH FLOWS USED IN FINANCING ACTIVITIES:                          ||
        Proceeds from issuance of debt ...............      --    ||     1,738
        Repayment of note payable to affiliate .......    (2,000) ||      --
        Repayment of other borrowings ................    (3,142) ||    (2,453)
                                                        --------  ||  --------
           Net cash flows used in financing                       ||
             activities ..............................    (5,142) ||      (715)
                                                        --------  ||  --------
           Net increase in cash and cash equivalents .     5,074  ||        11
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....    15,380  ||    21,038
                                                        --------  ||  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........  $ 20,454  ||  $ 21,049
                                                        ========  ||  ========
SUPPLEMENTAL INFORMATION:                                         ||
   Cash paid for interest ............................  $ 19,297  ||  $ 19,595
                                                        ========  ||  ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
   1996 capital contributions of $5.0 million by THCR Holdings was reclassified as due to affiliates in 1997.


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) ORGANIZATION AND OPERATIONS

     The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"'). All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

     The Partnership was formed in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. During the second quarter of 1997 the Partnership rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino ("Trump Marina"). The primary portion of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue due to expansion by existing operators and new entrants to the gaming industry becoming operational.

     Prior to the acquisition of the Partnership by Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") (see Note 2), Donald J. Trump ("Trump") was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of Trump's Castle Hotel & Casino, Inc. ("TCHI") (the "TCHI Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership.

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

     On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership (see Note 2). THCR Holdings is currently a 61.8% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR").

     The accompanying condensed consolidated financial statements have been prepared by the Partnership without audit. In the opinion of the Partnership, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1996 filed with the SEC by the Partnership and Funding. Certain reclassifications have been made to conform prior year financial information with the current year presentation.

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month and nine month periods ending September 30, 1997 are not necessarily indicative of the operating results for a full year.

(2) ACQUISITION OF THE PARTNERSHIP AND BASIS OF PRESENTATION

     Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement"), between THCR Holdings and entities owned by Trump, THCR Holdings acquired on October 7, 1996 all of the outstanding equity interest of the Partnership (the "Acquisition"). The Acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000,

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                   (unaudited)

which is exchangeable into 5,837,700 shares of Common Stock of THCR, par value $.01 per share(the "THCR Common Stock") (valuing each share at $28.80 based on the price of the THCR Common Stock several days before and after the date of the Agreement). The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI Warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon a recent appraisal.

     As a result of the Acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements subsequent to October 7, 1996 are presented as Successor financial statements.

(3) PROPERTY AND EQUIPMENT

     During the second quarter of 1997, the Partnership revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a five to seven year life. The Partnership believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months and nine months ended September 30, 1997, the net effect of applying these new lives was to decrease the net loss by $1,409,000 and $2,817,000 respectively.

(4) RELATED PARTY TRANSACTIONS

     Effective November 1996 the Partnership entered into a $5,000,000 working capital demand note payable to THCR Holdings. The note bears interest at 9 1/2%. During June 1997 the Partnership repaid $2,000,000 plus accrued interest on this note.

(5) LICENSE REVENUE

     On September 27, 1996, the Partnership entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities at Trump Marina (the "Thermal Agreement"). In consideration of the license, Atlantic Thermal paid the Partnership $3,000,000, which amount has been included in other non-operating income during the three month and nine month periods ended September 30, 1996.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                   (unaudited)

(6) FINANCIAL INFORMATION OF FUNDING

     Financial information relating to Funding is as follows (in thousands):

                                                      September 30, December 31,
                                                          1997           1996
                                                      ------------  ------------

Total Assets (including Mortgage Notes Receivable
  of $242,141, net of unamortized discount of
  $30,936 and $33,071 at September 30, 1997 and
  December 31, 1996, PIK Notes Receivable of
  $75,648, net of unamortized discount of $7,283
  at September 30, 1997 and $70,740, net of
  unamortized discount of $7,509 at December 31,
  1996, and Senior Notes Receivable of $27,000 at
  September 30, 1997 and December 31, 1996).........    $306,570      $299,301
                                                        ========      ========

Total Liabilities and Capital (including Mortgage
  Notes Payable of $242,141, net of unamortized
  discount of $30,936 and $33,071 at September 30,
  1997 and December 31, 1996, PIK Notes Payable of
  $75,648, net of unamortized discount of $7,283
  at September 30, 1997 and $70,740, net of
  unamortized discount of $7,509 at December 31,
  1996, and Senior Notes Payable of $27,000 at
  September 30, 1997 and December 31, 1996).........    $306,570      $299,301
                                                        ========      ========


                                                               Nine Months
                                                          Ended September 30,
                                                       -------------------------
                                                           1997   ||     1996
                                                        --------- || -----------
                                                        Successor || Predecessor
                                                        --------- || -----------
                                                                  ||
Interest Income.....................................      $33,541 ||     $32,242
Interest Expense....................................       33,541 ||      32,242
                                                          ------- ||     -------
Net Income..........................................      $  --   ||     $  --
                                                          ======= ||     =======

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended September 30, 1997, the Partnership's net cash flow provided by operating activities before cash interest payments on debt obligations was $37,425,000.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 1997 are anticipated to be approximately $1,500,000 and principally consist of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and Marina leasehold improvements. In addition, during 1997, the Partnership completed a $4,200,000 project to retheme the property with a nautical emphasis. Capital expenditures of $5,453,000 were incurred during the nine months ended September 30, 1997 primarily for the previously mentioned projects.

     The Partnership's debt consists primarily of (i) a term loan with a bank with an outstanding principal balance of approximately $33,408,000 at September 30, 1997 (the "Term Loan"), (ii) the Senior Notes, (iii) the Mortgage Notes and
(iv) the PIK Notes.

     The Term Loan bears interest at the prime rate plus 3%, currently 11 1/2%, and requires amortized monthly principal payments of approximately $158,000. The Term Loan matures on May 28, 2000.

     The Senior Notes have an outstanding principal amount of $27,000,000 and bear interest at the rate of 11 1/2% per annum. The Senior Notes mature on November 15, 2000 and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each of June 15, 1998 and 1999.

     The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $75,648,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 1997, interest on the PIK Notes was paid through the issuance of notes aggregating $4,908,000, and the Partnership anticipates that additional interest due during the fourth quarter of 1997 of approximately $5,248,000 will be paid through the issuance of additional PIK Notes.

     The Partnership's total cash debt service requirement was approximately $24,550,000 during the nine months ended September 30, 1997 and the Partnership anticipates that approximately $17,896,000 in cash will be required during the remainder of 1997 to meet its debt service obligations. As a result of the Acquisition and the Partnership's designation as an unrestricted subsidiary under the indenture under which the 15 1/2% Senior Secured Notes of THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. were issued, the Partnership has the ability to receive certain advances for working capital, debt service and other purposes. In addition, the Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $3,000,000 is outstanding - see Note 4 to the Condensed Consolidated Financial Statements), although there can be no assurance that such financing will be available or on terms acceptable to the Partnership.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
ENDED SEPTEMBER 30, 1997 AND 1996.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table games win. The following table details activity for the major components of gaming revenue:


                                                         Three Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
                                                      (dollars in thousands)

Table Game Revenue ...........................        $23,080        $17,239
Increase from Prior Period ...................         $5,841
Table Game Drop ..............................       $135,946       $140,810
Decrease from Prior Period ...................        ($4,864)
Table Win Percentage .........................           17.0%          12.3%
Increase from Prior Period ...................            4.7%
Number of Table Games ........................             94             87
Increase from Prior Period ...................              7

Slot Revenue .................................        $48,603        $48,305
Increase from Prior Period ...................           $298
Slot Handle ..................................       $606,858       $601,147
Increase from Prior Period ...................         $5,711
Slot Win Percentage ..........................            8.0%           8.0%
Increase from Prior Period ...................           --
Number of Slot Machines ......................          2,142          2,303
Decrease from Prior Period ...................           (161)

Poker Revenue ................................           $137           $192
Decrease from Prior Period ...................           ($55)
Number of Poker Tables .......................              4              6
Decrease from Prior Period ...................             (2)

Other Gaming Revenue .........................           $789           $332
Increase from Prior Period ...................           $457

Total Gaming Revenue .........................        $72,609        $66,068
Increase from Prior Period ...................         $6,541

     Non gaming revenues, in the aggregate, increased by approximately $660,000 or 3.5% to $19,539,000 for the three months ended September 30, 1997 from $18,879,000 for the three months ended September 30, 1996, primarily as a result of an increase in food and beverage revenue activity.

     Promotional allowances increased by approximately $411,000 or 3.4% to $12,451,000 for the three months ended September 30, 1997 from $12,040,000 for the three months ended September 30, 1996, primarily as a result of an increase in complimentary food and beverage related to marketing activities.

     Gaming costs increased approximately $1,643,000 or 3.8% to $44,605,000 for the three months ended September 30, 1997 from $42,962,000 for the three months ended September 30, 1996. This increase is primarily the result of an increase in promotional spending and complimentary activity in an effort to stimulate gaming revenues.

     Food and beverage costs and expenses for the three months ended September 30, 1997 decreased approximately $348,000 or 10.3% from the comparable period in 1996. This decrease is primarily due to the increased level of complimentary food and beverages provided to patrons. The cost of such complementaries has been included in gaming costs and expenses.

     General and administrative expenses decreased approximately $1,681,000 or 9.2% for the three months ended September 30, 1997 from the same period in 1996 primarily due to reduced salaries and employee benefits.

     Depreciation and amortization expense increased approximately $69,000 or 1.7% for the three months ended September 30, 1997, from $4,102,000 for the three months ended September 30, 1996. During the second quarter of 1997 management decided to reevaluate the lives of fixed assets which were acquired in 1996. The net effect of this revaluation was to decrease depreciation expense by $1,409,000 for the three months ended September 30, 1997. This decrease was offset by the additional depreciation expenses incurred relating to the acquisition of the Partnership by THCR Holdings.

     Other non-operating income of $3,000,000 for the three months ended September 30, 1996 represents the non-refundable licensing fee resulting from the Thermal Agreement (see Note 5 to the Condensed Consolidated Financial Statements).

     Interest expense increased approximately $220,000 or 1.8% to $12,781,000 for the three months ended September 30, 1997 from $12,561,000 for the three months ended September 30, 1996 primarily due to an increase in the outstanding principal related to the PIK Notes and the THCR working capital demand note.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS
ENDED SEPTEMBER 30, 1997 AND 1996.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table games win. The following table details activity for the major components of gaming revenue:


                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
                                                      (dollars in thousands)

Table Game Revenue ........................           $60,423        $48,485
Increase from Prior Period ................           $11,938
Table Game Drop ...........................          $380,850       $384,441
Decrease from Prior Period ................           ($3,591)
Table Win Percentage ......................              15.9%          12.6%
Increase from Prior Period ................               3.3%
Number of Table Games .....................                90             87
Increase from Prior Period ................                 3

Slot Revenue ..............................          $142,956       $141,447
Increase from Prior Period ................            $1,509
Slot Handle ...............................        $1,744,751     $1,737,191
Increase from Prior Period ................            $7,560
Slot Win Percentage .......................               8.2%           8.1%
Increase from Prior Period ................               0.1%
Number of Slot Machines ...................             2,214          2,280
Decrease from Prior Period ................               (66)

Poker Revenue .............................              $393           $601
Decrease from Prior Period ................             ($208)
Number of Poker Tables ....................                 5              6
Decrease from Prior Period ................                (1)

Other Gaming Revenue ......................            $1,356           $961
Increase from Prior Period ................              $395

Total Gaming Revenue ......................          $205,128       $191,494
Increase from Prior Period ................           $13,634

     Non gaming revenues, in the aggregate, increased by approximately $3,047,000 or 6.3% to $51,695,000 for the nine months ended September 30, 1997 from $48,648,000 for the nine months ended September 30, 1996, primarily as a result of an increase in other revenue activity (consisting primarily of admissions revenues and food and beverage revenue activity).

     Promotional allowances increased by approximately $1,423,000 or 4.4% to $33,663,000 for the nine months ended September 30, 1997 from $32,240,000 for the nine months ended September 30, 1996, primarily as a result of an increase in complimentary food and beverage related to marketing activities.

     Gaming costs increased approximately $4,655,000 or 3.7% to $130,088,000 for the nine months ended September 30, 1997 from the comparable period in 1996. This increase is primarily the result of an increase in promotional spending, complimentary activity and headliner entertainment, in an effort to stimulate gaming revenues.

     Food and beverage costs and expenses for the nine months ended September 30, 1997 decreased approximately $513,000 or 6.3% from the comparable period in 1996. This decrease is primarily due to the increased level of complimentary food and beverages provided to patrons. The cost of such complementaries has been included in gaming costs and expenses.

     General and administrative expenses decreased approximately $3,681,000 or 7.0% for the nine months ended September 30, 1997 from the same period in 1996 primarily due to reduced salaries and employee benefits.

     Depreciation and amortization expense increased approximately $1,117,000 or 9.5% for the nine months ended September 30, 1997, from $11,779,000 for the nine months ended September 30, 1996, primarily due to the additional depreciation expense related to the acquisition of the Partnership by THCR Holdings. This increase was offset by a $2,817,000 decrease in depreciation expense resulting from management's decision to reevaluate the lives of fixed assets which were acquired in 1996.

     Other non operating income of $3,000,000 for the nine months ended September 30, 1996 represents the non-refundable licensing fee resulting from the Thermal Agreement (see Note 5 to the Consolidated Financial Statements).

     Interest expense increased approximately $1,152,000 or 3.2% to $37,309,000 for the nine months ended September 30, 1997 from $36,157,000 for the nine months ended September 30, 1996 primarily due to an increase in the outstanding principal related to the PIK Notes.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month and nine month periods ending September 30, 1997 are not necessarily indicative of the operating results for a full year.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated ("Mirage"), the State of New Jersey (the "State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the New Jersey Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed. On May 14, 1997, the State Court entered a summary judgment in favor of the State and CRDA. This decision is also being appealed.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but granted the motion to dismiss this action on substantive grounds. THCR intends to appeal this decision.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants have moved to dismiss this action on procedural grounds and have also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division where it is currently pending.

     On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina District of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. THCR and Trump believe that Mirage's claims are without merit.

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

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership, Trump Casinos, Inc., TCI-II, TCHI and Salomon Brothers, Inc. ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Acquisition. The plaintiff seeks removal of the directors of THCR, an injunction, rescission and damages.

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS None.

     None.

ITEM 5 -- OTHER INFORMATION None.

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

Date: November 14, 1997

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



                                          TRUMP'S CASTLE ASSOCIATES, L.P.
                                            (Registrant)

Date: November 14, 1997

                                          By: /s/ JOHN P. BURKE
                                              ----------------------------------
                                              John P. Burke
                                              Treasurer
                                              (Duly Authorized Officer and
                                              Chief Accounting Officer)