Form 10-K405
period 1997-12-31
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1998-03-31
CIK 770618, 911534

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NO.: 1-9029
                            ------------------------

                          TRUMP'S CASTLE FUNDING, INC.

             (Exact name of registrant as specified in its charter)

          NEW JERSEY                11-2739203
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

                     HURON AVENUE AND BRIGANTINE BOULEVARD
                        ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060

          (Address, Including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)

                        TRUMP'S CASTLE ASSOCIATES, L.P.
             (Exact Name of Registrant as specified in its charter)

                         ------------------------------

          NEW JERSEY                22-2608426
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

                     HURON AVENUE AND BRIGANTINE BOULEVARD
                        ATLANTIC CITY, NEW JERSEY 08401
                                 (609) 441-6060

          (Address, Including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
       11 3/4% Mortgage Notes due 2003                 American Stock Exchange, Inc.
        Increasing Rate Subordinated                   American Stock Exchange, Inc.
         Pay-In-Kind Notes due 2005

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No. ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X No. ____

    Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

    As of March 30, 1998, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock outstanding. The aggregate market value of the voting stock of Trump's Castle Funding, Inc. and Trump's Castle Associates, L.P. held by non-affiliates as of March 30, 1998 of the Registrants was $0.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

      ITEM                                                                                                      PAGE
----------------                                                                                                -----
PART I
  ITEM 1.         BUSINESS.................................................................................           1
                  General..................................................................................           1
                  Trump Marina.............................................................................           2
                  Trademark/Licensing......................................................................           6
                  Certain Indebtedness of the Partnership..................................................           7
                  Atlantic City Market.....................................................................           8
                  Competition..............................................................................           9
                  Gaming and Other Laws and Regulations....................................................          11
  ITEM 2.         PROPERTIES...............................................................................          18
  ITEM 3.         LEGAL PROCEEDINGS........................................................................          19
  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................          21

PART II
  ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................          22
  ITEM 6.         SELECTED FINANCIAL DATA..................................................................          22
  ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....          23
                  Results of Operations for the Years Ended December 31, 1997 and 1996.....................          23
                  Results of Operations for the Years Ended December 31, 1996 and 1995.....................          24
                  Liquidity and Capital Resources..........................................................          25
                  Seasonality..............................................................................          26
                  Inflation................................................................................          26
                  Recently Issued Accounting Standards.....................................................          26
  ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................          26
  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................          26
  ITEM 9.         DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................          26

PART III
  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS.........................................................          27
  ITEM 11.        EXECUTIVE COMPENSATION...................................................................          30
                  Employment Agreements....................................................................          31
                  Compensation of the Board of Directors...................................................          32
                  Compensation Committee Interlocks and Insider Participation..............................          32
  ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................          34
  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................          34

PART IV
  ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................          35
                                                                                                                     39
IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS...................................................
SIGNATURES
                                                                                                                     40
  SIGNATURE--TRUMP'S CASTLE FUNDING, INC...................................................................
                                                                                                                     40
  SIGNATURE--TRUMP'S CASTLE ASSOCIATES, L.P................................................................
                                                                                                                    F-1
INDEX TO FINANCIAL STATEMENTS..............................................................................

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

    The Partnership was formed in 1985 for the sole purpose of acquiring and operating Trump's Castle Casino Resort, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey (the "Marina District"). During the second quarter of 1997 the Partnership rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino ("Trump Marina"). Prior to the acquisition of Trump Marina (which at that time was Trump's Castle Casino Resort) (the "Castle Acquisition") on October 7, 1996 by Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), the partners in the Partnership were TC/GP, Inc., currently known as Trump Casinos II, Inc. ("TCI-II"), which had a 37.5% interest in the Partnership, Donald J. Trump ("Trump"), who had a 61.5% interest in the Partnership, and Trump's Castle Hotel & Casino, Inc. ("TCHI"), which had a 1% interest in the Partnership. Trump, by virtue of his ownership of TCI-II and TCHI, was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of TCHI (the "Castle Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership. Subsequent to the Castle Acquisition, the partners in the Partnership are THCR Holdings, which has a 99% limited partnership interest in the Partnership, and TCHI, which has a 1% general partnership interest in the Partnership. THCR Holdings, by virtue of its ownership of TCHI, is the beneficial owner of 100% of the common equity interest in the Partnership.

    The Castle Acquisition has further strengthened the position of Trump Hotels & Casino Resorts, Inc. ("THCR") as an industry leader. The Castle Acquisition has provided THCR with a significant presence in the Marina District, the principal focus of expansion in the Atlantic City gaming market (the "Atlantic City Market"). In addition, the Castle Acquisition has provided further opportunities for operational efficiencies and economies of scale and eliminated the perceived conflict of interest caused by the differing ownership of Trump Marina and the other THCR properties in Atlantic City. Ownership of Trump Marina will enable THCR to retain patrons that may be drawn from The Boardwalk to the Marina District by new casino development in the Marina District. The Castle Acquisition has also enabled THCR to benefit from (i) the excellent condition of the current facilities at Trump Marina, which have been designed to accommodate additional development with minimal disruption to existing operations, (ii) the proximity of Trump Marina to the "H-Tract," an approximately 150-acre parcel of land proposed to be Atlantic City's newest area of casino hotel development (the "H-Tract"), and (iii) the proposed expansion at Trump Marina (the "Trump Marina Expansion"), which would, among other things, enable THCR to capitalize on the expected increase in gaming activity in the Marina District.

    On October 23, 1996, Trump Casino Services, L.L.C., ("TCS"), Trump Plaza Associates ("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates") and the Partnership entered into an Amended and Restated Services Agreement pursuant to which TCS provides each of Plaza Associates, Taj Associates and the Partnership certain management, financial and other functions and services necessary and incidental to the respective operations of each of their casino hotels. Management believes that TCS's services to the Partnership will result in cost savings and operational synergies. Trump Communications, L.L.C., ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of realizing cost savings and operational synergies by consolidating advertisement functions of, and providing certain services to, each of Plaza Associates, Taj Associates and the Partnership.

    The Partnership operates in only one industry segment. See "Selected Consolidated Financial Data" below.

TRUMP MARINA

    The Partnership owns and operates Trump Marina, a luxury casino hotel located on 14.7 acres in the Marina District approximately two miles from The Boardwalk. Trump Marina is approximately one-quarter mile from the H-Tract. Trump Marina consists of a 27-story hotel tower with 728 rooms, including 185 suites, 99 of which are oversized luxury suites, and contains approximately 75,900 square feet of gaming space. Trump Marina offers 2,198 slot machines, 91 table games, 8 restaurants, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage, which can accommodate approximately 3,000 cars, a 540-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump Marina operates a 645-slip marina which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

  MARKETING STRATEGY

    Management's recent retheming of Trump Marina is intended to build upon the casino's established customer base by attracting a younger crowd to the facility. In keeping with this initiative, management has aimed to differentiate Trump Marina from other Atlantic City casinos by offering contemporary entertainment attractions and introducing its current "Wild Side" marketing campaign. The "Wild Side" marketing program consists of a coordinated advertising, entertainment and marketing campaign that is geared toward a younger generation of patrons but will not exclude Trump Marina's established customer base. Management, which developed the "Wild Side" marketing program after careful study of the Atlantic City market, seeks to accomplish its goals via an advertising campaign with a fun and youthful appeal, as well as providing varied and extensive contemporary entertainment in the Grand Cayman Ballroom, "The Shell" (a cabaret style theater), "The Wave" (a night club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts.

    SERVICE. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned both the American Automobile Association's "Four Diamond" rating and a "Four Star" Mobil Travel Guide rating. Trump Marina provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

    GAMING ENVIRONMENT. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A sophisticated computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed a recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 54.6% of the industry gaming revenue in 1988 to 70.4% of industry gaming revenue in 1997. Trump Marina experienced a similar increase, with slot revenue increasing from 52.5% of gaming revenue in 1988 to 70.1% of gaming revenue in 1997. In response to this trend, management devoted more of its casino floor space to slot machines between 1994 and 1997, and has replaced substantially all of its slot machines with newer machines. Trump Marina has also responded to this trend by introducing its Monte Carlo club for high-end slot players.

    "COMPING" STRATEGY. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers complimentaries primarily to patrons with a demonstrated propensity for gaming at Trump Marina. The policy at Trump Marina is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment.

    ENTERTAINMENT AND SPECIAL EVENTS. Trump Marina pursues a coordinated program of headline entertainment and special events. Trump Marina offers headline entertainment approximately twenty times a year in its main ballroom, complimented by contemporary acts each weekend in the cabaret theater. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among these patrons. These special events include golf tournaments, theme parties and gaming tournaments. Headline entertainment is scheduled so as not to overlap with any of these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina features outdoor bands nightly (in season) as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performers have included The Wallflowers and comedian Chris Rock.

    PLAYER DEVELOPMENT AND CASINO HOSTS. Trump Marina has contracts with sales representatives in New Jersey, New York and other states to promote the casino hotel. Trump Marina has sought to attract more middle market slot patrons, as well as premium players, through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts and room accommodations. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-limit table game patrons.

    The casino hosts at Trump Marina assist table game patrons, and the slot sales representatives at Trump Marina assist slot patrons on the casino floor, make room and dinner reservations and provide general assistance. Slot sales representatives also solicit Marina Card (the frequent player identification slot card) sign-ups in order to increase Trump Marina's marketing base.

    PROMOTIONAL ACTIVITIES. The Marina Card constitutes a key element in the direct marketing program of Trump Marina. Slot machine players are encouraged to register for and utilize their personalized Marina Card to earn various complimentaries based upon their level of play. The Marina Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Slot sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of the cardholder's slot play. They also use this information to provide attentive service to the cardholder on the casino floor.

    Trump Marina designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Marina Card and on table wagering by the casino games supervisor. Trump Marina conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Trump Marina.

    CREDIT POLICY. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Credit play, as a percentage of total dollars wagered, was approximately 32.4%, 31.4% and 30.0% for 1997, 1996 and 1995, respectively. As part of Trump Marina's business strategy, Trump Marina has imposed stricter standards on applications for new or additional credit. Trump Marina bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances; (ii) performing a credit check on each domestic patron; and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Marina deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

    BUS PROGRAM. Trump Marina has a bus program which transports approximately 700 gaming patrons per day during the week and 650 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances greater than 60 miles are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on such bus patrons.

  TRUMP MARINA EXPANSION

    In 1997, Trump Marina completed a project to retheme the casino hotel with a nautical emphasis, targeting younger customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively atmosphere. In connection with this retheming, Trump Marina has developed an expansion plan which would substantially increase the size of its facilities. This plan includes the addition of a new hotel tower with 780 rooms and suites, a 17,000 square foot expansion of the existing casino and a 430 foot luxury yacht located in the marina, which would be physically connected to the main casino and would feature 40,000 square feet of casino space. Management believes that this proposed expansion could be completed at a minimum cost as Trump Marina was designed to accommodate additional development with a minimal disruption to existing operations.

    The Trump Marina Expansion is dependent upon a number of factors, including the availability and terms of financing and the consent of the Partnership's debtholders to the incurrence of additional indebtedness. The Trump Marina Expansion will also require various licenses and approvals, including the approval of the New Jersey Casino Control Commission (the "CCC"). Furthermore, the New Jersey Casino Control Act (the "Casino Control Act") requires that additional guest rooms be put into service within a specified time period after any such casino expansion. If the Partnership completed any casino expansion and subsequently did not complete the requisite number of additional guest rooms within the specified time period, the Partnership may be required to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on the Partnership. In addition, in order to operate the additional casino space contemplated by the Trump Marina Expansion, the Partnership must obtain, among other regulatory approvals, the determination of the CCC that the operations of this additional casino space by the Partnership will not constitute undue economic concentration of Atlantic City casino operations. There can be no assurance that the Partnership will be able to obtain all the necessary financing, consents, licenses and regulatory approvals to complete the Trump Marina Expansion.

  EMPLOYEES AND LABOR RELATIONS

    As of December 31, 1997, the Partnership employed approximately 2,550 full-time equivalent employees, of whom approximately 1,100 were subject to collective bargaining agreements. The Partnership's collective bargaining agreement with Local No. 54 expires on September 15, 1999. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements, which expire in the year 2000, cover approximately 200 maintenance employees. The Partnership believes that its relationships with its employees are satisfactory. Funding has no employees.

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

    1992 AND 1993 RECAPITALIZATIONS. On May 29, 1992, TCHI, Funding and the Partnership restructured their indebtedness through a prepackaged plan of reorganization to alleviate certain liquidity problems (attributable, in part, to the overall deterioration in the Atlantic City Market experienced prior to such time, aggravated by an economic recession in the Northeast and the Persian Gulf War), to improve the amortization schedule and to extend the maturity of the Partnership's indebtedness. In December 1993, the Partnership, Funding and certain affiliated entities completed a recapitalization of their debt and equity capitalization (the "Castle Recapitalization"). The purpose of the Castle Recapitalization was (i) to improve the debt capitalization of the Partnership and, initially, to decrease its cash charges; (ii) to provide the holders of the Units (comprised of $1,000 principal amount of Funding's 9 1/2% Mortgage Bonds due 1998 and one share of TCI-II's common stock (collectively, the "Units")), who participated in the exchange offer in connection with the Castle Recapitalization with a cash payment of $6.19 and securities having a combined principal amount of $905 for each Unit; and (iii) to provide Trump with beneficial ownership of 100% of the common equity interests in the Partnership (subject to the rights of holders of the Castle Warrants).

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

    The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the trustee of the indenture under which the Mortgage Notes were issued to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed the payment of the Mortgage Notes (the "Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Senior Notes and the Term Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

    The PIK Notes bear interest payable, at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes, semi-annually at the rate of 7% through September 30, 1994 and 13 7/8% through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13 7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes the Partnership. Interest has been accrued using the effective interest method. On May 15, 1997 and November 15, 1997, the semi-annual interest payments of $4,908,000 and $5,248,000, respectively, were paid by the issuance of additional PIK Notes.

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

    Funding's Senior Notes bear interest, payable semi-annually in cash, at 11 1/2% and mature on November 15, 2000 ("Senior Notes"). Similar to the Mortgage Notes, the Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. In addition, the Partnership has guaranteed (the "Senior Guaranty") the payment of the Senior Notes, which Senior Guaranty is secured by a mortgage on Trump Marina and substantially all of the assets of the Partnership. The Senior Partnership Note and the Senior Guaranty are subordinated to the Term Loan.

    The Senior Notes are subject to an approximately $4.0 million sinking fund payment due on each of May 31, 1998 and May 31, 1999. The Partnership is currently in negotiations regarding the refinancing of the Senior Notes.

    The Partnership also has the Term Loan with an outstanding principal balance of $32,933,000 at December 31, 1997. The Term Loan has a maturity date of May 28, 2000. Interest is at a rate of 3% above the bank's prime rate, which was 11 1/2% at December 31, 1997, but in no event can be less than 9% per annum. The outstanding principal amount of the Term Loan is being repaid at $158,000 per month through May 28, 2000, at which time the entire outstanding principal balance will be due. The Term Loan is secured by mortgage liens on Trump Marina and substantially all of the other assets of the Partnership. The lien is senior to the liens securing the Mortgage Notes and the Senior Notes. In addition, Funding has guaranteed the payment of the Term Loan.

    The terms of the Term Loan, the Mortgage Notes, the PIK Notes and the Senior Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions of the Partnership's capital, investments and other business activities.

ATLANTIC CITY MARKET

    The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.91 billion in gaming revenues in 1997, an approximately 2.1% increase over 1996 gaming revenues of approximately $3.83 billion. From 1992 to 1997, total gaming revenues in Atlantic City have increased approximately 21.4%, while hotel rooms increased by 25.5% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1997, the volume of bus customers dropped to 9.4 million in 1997, continuing a decline from 11.7 million 1991. The volume of customers traveling by other means to Atlantic City has grown from 20.4 million in 1992 to 34.3 million in 1997.

    Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

    Total Atlantic City slot revenues increased 3.6% in 1997, continuing a trend of increases over the past five years. From 1992 through 1997, slot revenue growth in Atlantic City has averaged 5.2% per year. Total table game revenue did not increase in 1997, while table game revenue from 1992 to 1997 has increased on average 0.8% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1992, the number of slot machines in Atlantic City has increased by 54%, while the number of table games has increased by 12.6%. Slot revenues increased from 66% of total casino revenues in 1992 to 70% in 1997. The second reason for historic slow growth in table game revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

    The regulatory environment in Atlantic City has improved over the past several years. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into uses of the New Jersey Casino Reinvestment Development Authority (the "CRDA"). Administrative costs of regulation will be reduced while increasing funds will be available for new development. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

    Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. The old convention center, built in the late 1920s and located on The Boardwalk, will receive an approximately $50 million facelift following the opening of the new convention center and will continue to be used for special events. The State of New Jersey has commenced a long-term capital plan to upgrade and expand the Atlantic City International Airport. To date, approximately $18 million has been spent on renovation of the airport terminal and upgrades of the airport's access roads and parking facilities.

    In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the $88 million "Grand Boulevard" corridor that will link the new convention center with The Boardwalk. The project has been substantially completed as of December 31, 1997.

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

COMPETITION

    ATLANTIC CITY. Competition in the Atlantic City casino hotel market is intense. Trump Marina competes with other casino hotels located in Atlantic City, including the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal") which are under the common ownership of THCR Holdings. At present, there are 12 casino hotels located in Atlantic City, including Trump Marina, Trump Plaza and the Taj Mahal, all of which compete for patrons. Trump Marina primarily competes with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort by Mirage to be build in the Marina District and a casino resort by MGM Grand, Inc. to be build on The Boardwalk), although management is not aware of any current construction on such sites by third parties. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to Trump Marina. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

    Trump Marina also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, Trump Marina faces competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In December 1996, Bay Cruises began operation of a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. Bay Cruises temporarily ceased operations pending the outcome of its appeal of a federal prosecutor's ruling that the ships must travel 12, rather than 3, miles offshore to reach international waters. On December 2, 1997, a federal judge overruled the prosecutor's ruling, and Bay Cruises announced plans to resume operations. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On January 28, 1998, Manhattan Cruises began offering nightly gambling cruises departing from Manhattan, New York City and five other companies are currently seeking permission to operate similar cruises. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,000 slot machines were installed at 3 horse tracks in 1996, and track owners in several other states are seeking to do the same. In December 1996, Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission awarded the right to develop and operate Casino Niagara to a consortium whose principal investor is Hyatt Hotels Corporation ("Hyatt"). Hyatt expects to expand the gaming area and build a hotel at the facility.

    In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, Trump Marina competes directly with Trump Plaza and the Taj Mahal for gaming patrons.

    OTHER COMPETITION. In addition, Trump Marina faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Marina. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

    In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 5,500 slot machines. An ongoing expansion at Foxwoods, due to be completed in April 1998, will include additional hotel rooms, restaurants and retail stores. A high speed ferry between New York City and Foxwoods is due to begin service in March 1998. The Mashantucket Pequot Nation has also announced plans for a high speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has 75% of the gaming capacity of Foxwoods. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed by the year 2000. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Partnership.

    A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition, but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan required federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has announced plans to construct a golf course and convention center. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Fall River, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

    STATE LEGISLATION. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of Trump Marina could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for other three years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On January 28, 1997, the New York State Senate rejected a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any new gambling constitutional amendment until 1999. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, would have a material adverse impact on the Partnership.

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

    CASINO CONTROL COMMISSION. The ownership and operations of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

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

    CASINO LICENSE. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license includes its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by the Partnership is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

    Each casino license entitles the holder to operate one casino. Further, no person may be the holder of a casino license if the holding of such license will result in undue economic contraction in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which codifies the content of existing CCC precedent with respect to the subject.

    To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

    In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses; approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability;

requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "-- Conservatorship."

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

    FINANCIAL SOURCES. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of the Mortgage Notes and the PIK Notes so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC has, in the past, ruled that the publicity-traded Mortgage Notes and PIK Notes are widely-distributed and freely-traded in the public market. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

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

    Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "-- Interim Casino Authorization."

    OWNERSHIP AND TRANSFER OF SECURITIES. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company, and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Funding and the Partnership is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including partnership interest, are deemed to be the securities of a Regulated Company.

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

    With respect to non-publicly-traded securities, the Casino Control Act and CCC Regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the CCC disapproves a transfer. With respect to the publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

    Under the terms of the indentures pursuant to which the Senior Notes, the Mortgage Notes and the PIK Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities and the Partnership and Funding may redeem the securities at the lesser of the outstanding amount or fair market value.

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

    If, as a result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

    The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interest of the public.

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

    Where a holder of publicly-traded securities is required, in applying for qualifications as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

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

    Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for durational term exceeding 30 years, must concern 100% of the entire approved hotel building or the land upon which it is located and include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is founded by the CCC to be unsuitable.

    AGREEMENT FOR MANAGEMENT OF CASINO. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at lease 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

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

    GROSS REVENUE TAX. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1995, 1996 and 1997, the Partnership's gross revenue tax was approximately $21.9 million, $19.9 million and $21.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.8 million, $4.0 million and $3.5 million, respectively.

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

    For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designed as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

    From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which will be required to be available upon the opening of the new Atlantic City convention center and dedicated to convention events. The CRDA as determined at this time that eligible casino licensees will receive up to 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, increase the percentage to no greater than 35%.

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

    CONTROL PROCEDURES. Gaming at Trump Marina is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are make to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is also observed daily by representatives of the CCC.

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

    In the past, the Service had taken the position that gaming winnings from the table games by nonresident aliens were subject to a 30% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

    The Partnership is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct its business have been obtained for operations in New Jersey.

ITEM 2. PROPERTIES.

    THE CASINO PARCEL. Trump Marina is located in the Marina District on an approximately 14.7 acre triangular-shaped parcel of land, which is owned by the Partnership in fee, located at the intersection of Huron Avenue and Brigantine Boulevard directly across from the marina, approximately two miles from The Boardwalk.

    Trump Marina has approximately 75,900 square-feet of gaming space which accommodates 91 table games, 2,198 slot machines and race simulcasting facilities. In addition to the casino, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 185 suites, of which 99 are "Crystal Tower" luxury suites. Renovation of 300, 210 and 90 of the guest rooms was completed in 1995, 1996 and 1997, respectively. The facility also offers eight restaurants, 540-seat cabaret theater, two cocktail lounges, 58,000 square-feet of convention, ballroom and meeting space, a swimming pool, tennis courts and a sports and health club facility. Trump Marina has been designed so that it can be enlarged in phases into a facility containing 2,000 rooms and a 1,600-seat cabaret theater. Trump Marina also has a nine-story garage providing on-site parking for approximately 3,000 vehicles and a helipad which is located atop the parking garage, making Trump Marina the only Atlantic City casino with access by land, sea and air.

    Between 1994 and 1997, management replaced substantially all of its slot machines with newer more popular models and upgraded its computerized slot tracking and slot marketing system. During 1997 the property was rethemed with a nautical emphasis and renamed Trump Marina. In 1994, management completed a 3,000 square-foot expansion to its casino which enabled Trump Marina to accommodate the addition of simulcast race track wagering and expended in excess of $2 million on renovations to its hotel facility. The casino expansion also increased casino access and casino visibility for hotel patrons. In 1993, Trump Marina completed the construction of a Las Vegas-style marquee and reader board, the largest of its kind on the East Coast.

    THE MARINA. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), the Partnership in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. The Partnership constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and the Partnership, as tenant, dated as of September 1, 1990 (the "Marina Lease"), the Partnership commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The Marina Lease is a net lease pursuant to which the Partnership, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of the Partnership from operation of the marina during the lease year and (ii) minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2011), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically become the property of the State of New Jersey upon their completion. It is anticipated that the Marina Lease will be renegotiated in connection with the Trump Marina Expansion.

    THE PARKING PARCEL. The Partnership also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

ITEM 3. LEGAL PROCEEDINGS.

    The Partnership, its partners, certain members of the former Executive Committee, Funding and certain of their employees are involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. The Partnership and Funding have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

    On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, the Partnership and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Castle Acquisition by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997. The Court of Chancery has not yet ordered the Delaware cases dismissed.

    On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of

THCR, THCR, THCR Holdings, the Partnership, TCI, TCI-II, TCHI and Salomon Brothers, Inc ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, and an injunction, rescission and damages.

    The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of these violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendant's reply was served December 9, 1997.

    OTHER LITIGATION. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR intends to seek review in the State Supreme Court.

    On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision is currently being appealed.

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

    On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint.

    Various other legal proceedings are now pending against the Partnership. The Partnership considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of the Partnership.

    From time to time, the Partnership may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act. However, the Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Marina.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted by the Registrants to their security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no established public trading market for Funding's outstanding common stock or for the Partnership's partnership interests.

    As of December 31, 1997, the Partnership is the sole holder of the outstanding common stock of Funding and THCR Holdings is a 99% limited partner of the Partnership and TCHI is a 1% general partner.

    Funding has paid no cash dividends on its common stock, and except as set forth under "Business-- Trump Marina--Historical Background", the Partnership has made no general distributions with respect to its equity interests.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth certain selected consolidated financial information from Funding's and the Partnership's Consolidated Statements of Operations for the years ended December 31, 1993, 1994, 1995, the period from January 1, 1996 through October 6, 1996, the period from October 7, 1996 (the date of the Castle Acquisition) through December 31, 1996 and the year ended December 31, 1997, respectively, and the Consolidated Balance Sheets as of December 31, 1993, 1994, 1995, October 6, 1996, December 31, 1996 and December 31, 1997, respectively (see note (2) below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                              PERIOD FROM
                                                                              JANUARY 1,
                                                                                 1996          PERIOD FROM
                                             YEARS ENDED DECEMBER 31,           THROUGH      OCTOBER 7, 1996      YEAR ENDED
                                      --------------------------------------  OCTOBER 6,         THROUGH         DECEMBER 31,
                                        1993(1)        1994         1995         1996      DECEMBER 31, 1996(2)      1997
                                      ------------  -----------  -----------  -----------  --------------------  ------------
                                                          PREDECESSOR                                  SUCCESSOR
                                      ---------------------------------------------------  ----------------------------------
                                                        (IN THOUSANDS)
INCOME STATEMENT DATA
Gross Revenues......................  $    305,418  $   316,074  $   339,516  $   247,614      $     63,690       $  328,794
Less-Promotional Allowances.........        34,530       34,521       37,288       32,887             8,944           44,118
                                      ------------  -----------  -----------  -----------  --------------------  ------------
Net Revenues........................       270,888      281,553      302,228      214,727            54,746          284,676
Total Costs and Expenses............       243,022      252,729      267,867      207,691            57,213          263,160
                                      ------------  -----------  -----------  -----------  --------------------  ------------
Income (Loss) from Operations.......        27,866       28,824       34,361        7,036            (2,467)          21,516
Other Income........................       --           --           --             3,000           --                --
Interest Income.....................           675          636          504          386               217              452
Interest Expense....................       (56,926)     (44,173)     (46,017)     (36,949)          (11,553)         (49,892)
                                      ------------  -----------  -----------  -----------  --------------------  ------------
Net Loss............................  $    (28,385) $   (14,713) $   (11,152) $   (26,527)     $    (13,803)      $  (27,924)
                                      ------------  -----------  -----------  -----------  --------------------  ------------
                                      ------------  -----------  -----------  -----------  --------------------  ------------
BALANCE SHEET DATA
Cash and Cash Equivalents...........  $     20,439  $    19,122  $    21,038  $    19,373      $     15,380       $   14,472
                                      ------------  -----------  -----------  -----------  --------------------  ------------
                                      ------------  -----------  -----------  -----------  --------------------  ------------
Total Assets........................  $    375,935  $   368,797  $   370,581  $   363,468      $    548,011       $  541,406
                                      ------------  -----------  -----------  -----------  --------------------  ------------
                                      ------------  -----------  -----------  -----------  --------------------  ------------
Current Liabilities.................  $     34,463  $    34,084  $    38,402  $    47,427      $     40,931       $   61,665
                                      ------------  -----------  -----------  -----------  --------------------  ------------
                                      ------------  -----------  -----------  -----------  --------------------  ------------
Total Long-Term Debt, Net of Current
  Maturities........................  $    309,794  $   314,433  $   323,015  $   330,665      $    335,584       $  341,343
                                      ------------  -----------  -----------  -----------  --------------------  ------------
                                      ------------  -----------  -----------  -----------  --------------------  ------------
Total Capital.......................  $     31,678  $    16,965  $     5,813  $   (20,714)     $    166,592       $  133,668
                                      ------------  -----------  -----------  -----------  --------------------  ------------
                                      ------------  -----------  -----------  -----------  --------------------  ------------

------------------------
(1) On December 28, 1993, the Partnership and its affiliated entities consummated the Castle Recapitalization, which materially affects the comparability of the information set forth above.
(2) Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement"), between THCR Holdings and entities owned by Trump, THCR Holdings acquired on October 7, 1996 all of the outstanding equity interest of the Partnership. This acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000, which is exchangeable into 5,837,700 shares of THCR Common Stock. The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon an appraisal. As a result of the acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996 are presented as Successor financial statements.

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

    THCR Holdings acquired the Partnership on October 7, 1996. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnership's results of operations for the year ended December 31, 1996 include both the results of operations of the Partnership's predecessor from January 1, 1996 through October 6, 1996 and the Partnership from October 7, 1996 through December 31, 1996. The net effect of the Castle Acquisition was to increase the carrying value of property, plant and equipment. The Partnership's subsequent results of operations reflect such increased depreciation expense.

    Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table game win. The following table details activity for the major components of gaming revenue:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                              1997           1996           1995
                                                                          -------------  -------------  -------------
                                                                                    (DOLLARS IN THOUSANDS)
Table Game Revenue......................................................  $      76,128  $      64,207  $      80,174
Increase (Decrease) from Prior Period...................................  $      11,921  $     (15,967)
Table Game Drop.........................................................  $     498,536  $     494,778  $     487,707
Increase from Prior Period..............................................  $       3,758  $       7,071
Table Game Win Percentage...............................................           15.3%          13.0%          16.4%
                                                                                                  (3.4)
Increase (Decrease) from Prior Period...................................            2.3 ts.               ts.
Number of Table Games...................................................             91             87             87
Increase from Prior Period..............................................              4             --

Slot Revenue............................................................  $     183,233  $     182,287  $     194,043
Increase (Decrease) from Prior Period...................................  $         946  $     (11,756)
Slot Handle.............................................................  $   2,266,988  $   2,253,051  $   2,288,246
Increase (Decrease) from Prior Period...................................  $      13,937  $     (35,195)
Slot Win Percentage.....................................................            8.1%           8.1%           8.5%
                                                                                                  (0.4)
Increase (Decrease) from Prior Period...................................             --                ts.
Number of Slot Machines.................................................          2,198          2,297          2,230
(Decrease) Increase from Prior Period...................................            (99)            67

Poker Revenue...........................................................  $         457  $         722  $       1,048
Decrease from Prior Period..............................................  $        (265) $        (326)
Number of Poker Tables..................................................              5              6              7
Decrease from Prior Period..............................................             (1)            (1)

Other Gaming Revenue....................................................  $       1,621  $       1,122  $       1,524
Increase (Decrease) from Prior Period...................................  $         499  $        (402)

Total Gaming Revenue....................................................  $     261,439  $     248,338  $     276,789
Increase (Decrease) from Prior Period...................................  $      13,101  $     (28,451)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

    Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.0% and 15.4% for the years ended December 31, 1997 and 1996, respectively.

    Nongaming revenues, in the aggregate, increased by approximately $4.4 million (7.0%) to $67.4 million for the year ended December 31, 1997 from $63.0 million for the year ended December 31, 1996, primarily as the result of increases in food and beverage and entertainment revenues in connection with the retheming of the property.

    Promotional allowances increased by approximately $2.3 million (5.5%) to $44.1 million for the year ended December 31, 1997 from $41.8 million for the year ended December 31, 1996, primarily as a result of increases in complimentary rooms and food and beverage related to marketing activities.

    Gaming costs and expenses increased by approximately $5.9 million (3.6%) to $170.6 million for the year ended December 31, 1997 from $164.7 million for the year ended December 31, 1996. This increase is primarily the result of an increase in promotional spending, gaming taxes, complimentary activity and headline entertainment, in an effort to stimulate gaming revenues.

    Rooms and food and beverage costs and expenses for the year ended December 31, 1997 as compared to the prior year decreased approximately $1.0 million (7.6%). This decrease is primarily due to the increased level of complimentary food, beverage and hotel services provided to patrons. The cost of such complementaries have been included in gaming costs and expenses.

    General and administrative expenses decreased approximately $6.7 million (9.6%) for the year ended December 31, 1997 from the same period in 1996 primarily due to reduced salaries and employee benefits resulting from cost containment measures and operational synergies from combining certain administrative functions with affiliated entities (See Note 6 to the Consolidated Financial Statements).

    Other non-operating income of $3.0 million during 1996 represents the non-refundable license fee resulting from an energy service agreement entered into with Atlantic Thermal Systems, Inc. ("Atlantic Thermal") (See Note 10 to the Consolidated Financial Statements).

    Interest expense increased approximately $1.4 million (2.9%) to $49.9 million for the year ended December 31, 1997 from $48.5 million for the year ended December 31, 1996 primarily due to an increase in the outstanding principal related to the PIK Notes.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

    Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.4% and 15.8% for the years ended December 31, 1996 and 1995, respectively.

    Nongaming revenues, in the aggregate, increased by approximately $300,000 (0.5%) to $63.0 million for the year ended December 31, 1996 from $62.7 million for the year ended December 31, 1995, primarily as the result of food and beverage revenue (an approximate $1.7 million (5.1%) increase) which was partially offset by lower room revenues.

    Promotional allowances increased by approximately $4.5 million (12.1%) to $41.8 million for the year ended December 31, 1996 from $37.3 million for the year ended December 31, 1995. Marketing programs instituted during 1996 designed to increase gaming revenues caused an increase in complimentary rooms and food and beverage activity as compared to the prior year.

    Gaming costs and expenses decreased by approximately $2.4 million (1.4%) to $164.7 million for the year ended December 31, 1996 from $167.1 million for the year ended December 31, 1995. This decrease is primarily the result of a decrease in promotional coupon costs, and, to a lesser extent, reduced gaming tax expense.

    Rooms and food and beverage costs and expenses for the years ended December 31, 1996 and 1995 decreased approximately $4.2 million (23.4%). This decrease is primarily due to the increased level of complimentary food, beverage and hotel services provided to patrons. The cost of such complementaries have been included in gaming costs and expenses.

    General and administrative expenses increased approximately $1.2 million (1.8%) to $69.4 million for the year ended December 31, 1996 from $68.2 million for the year ended December 31, 1995. This increase is principally the result of an increase in the real estate tax rate on the casino property.

    Depreciation and amortization expense increased approximately $2.5 million (17.1%) to $17.1 million for the year ended December 31, 1996 from $14.6 million for the year ended December 31, 1995. The primary reason for this increase was due to the additional depreciation expense related to the acquisition of the Partnership by THCR Holdings.

    Other non operating income of $3.0 million during 1996 represents the non-refundable license fee resulting from the energy service agreement entered into with Atlantic Thermal (See Note 10 to the Consolidated Financial Statements).

    Interest expense increased approximately $2.5 million (5.4%) to $48.5 million for the year ended December 31, 1996 from $46.0 million for the year ended December 31, 1995. This increase is the result of an increase in the outstanding principal related to the PIK Notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1997, the Partnership's net cash flow provided by operating activities before cash debt obligations was $56.3 million.

    In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

    Capital expenditures for 1997 were $1.8 million and principally consisted of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and marina leasehold improvements. In addition, during 1997 the Partnership completed a $4.2 million project to retheme the property with a nautical emphasis.

    The Partnership's debt consists primarily of (i) the Term Loan, (ii) the Senior Notes, (iii) the Mortgage Notes and (iv) the PIK Notes.

    The Term Loan bears interest at the prime rate plus 3%, currently 11 1/2%, and requires amortized monthly principal payments of approximately $158,000. The Term Loan matures on May 28, 2000.

    The Senior Notes have an outstanding principal amount of $27 million, and bear interest at the rate of 11 1/2% per annum. The Senior Notes mature on November 15, 2000 and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each of May 31, 1998 and 1999. The Partnership is currently in negotiations regarding the refinancing of the Senior Notes.

    The Mortgage Notes have a face amount of approximately $242 million, and bear interest at the rate of 11 3/4% per annum in addition to accretion of discount, and mature on November 15, 2003.

    The PIK Notes have an outstanding principal amount of approximately $80.9 million and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During 1997, interest on the PIK Notes was satisfied through the issuance of additional notes aggregating $10.2 million and the Partnership anticipates that additional interest due in 1998 of approximately $11.6 million will be satisfied through the issuance of additional PIK Notes.

    The Partnership's total cash debt service requirement was approximately $42.3 million during 1997 and the Partnership anticipates that approximately $42.4 million (assuming waiver of the sinking fund payment previously discussed) will be required during 1998 to meet its debt service obligations. As a result of the Castle Acquisition and the Partnership's designation as an unrestricted subsidiary under the indenture governing the 15 1/2% Senior Secured Notes due 2005 (the "THCR Senior Notes") of THCR Holdings and its wholly owned subsidiary (the "THCR Senior Note Indenture"), the Partnership has the ability to receive advances, subject to the limitations and restrictions set forth in the THCR Senior Note Indenture, to the Partnership for working capital, debt service and other purposes. In addition, the

Partnership has the ability to obtain a working capital facility of up to $10 million, although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

    The ability of Funding and the Partnership to pay their indebtedness when due will depend on their ability to either generate cash from operations sufficient for such purpose or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of their long-term debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous financial, business and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

    The Partnership has assessed the Year 2000 Issue and has begun implementing a plan to resolve the issue which is expected to be completed in early 1999. Based upon management's assessment it is anticipated that associated costs incurred to satisfactorily complete the plan will not be significant.

SEASONALITY

    The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, the Partnership's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

    There was no significant impact on the Partnership's operations as a result of inflation in 1997, 1996 or 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS

    SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement is effective for the Partnership's fiscal year ending December 31, 1998 and addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Partnership's financial statements.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement is effective for the Partnership's fiscal year ending December 31, 1998 and changes the way public entities report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Partnership's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    An index to financial statements and required financial statement schedules is set forth in Item 14.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

    All decisions affecting the business and affairs of the Partnership, including the operation of Trump Marina, are decided by the general partners acting by and through a Board of Partner Representatives, which includes a minority of Representatives elected indirectly by the holders of the Mortgage Notes and PIK Notes (the "Noteholder Representatives"). As currently constituted, the Board of Partner Representatives consists of Messrs. Donald J. Trump, Chairman, Nicholas L. Ribis, John P. Burke, Robert M. Pickus, Asher O. Pacholder, Thomas F. Leahy and Arthur S. Bahr. TCHI's Board of Directors consists of the members of the Board of Partner Representatives.

    The sole director of Funding is Trump. Trump also serves as its Chairman of the Board, President and Treasurer.

    Set forth below are the names, ages, positions and offices held with Funding and the Partnership, and a brief account of the business experience during the past five years of each member of the Board of Partner Representatives, the executive officers of Funding and the Partnership, and the director of Funding.

    DONALD J. TRUMP--Trump, 51 years old, has been Chairman of the Board of Directors of THCR and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of TP/GP, Inc. ("Trump Plaza GP") and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump Atlantic City Holding, Inc. ("Trump AC Holding") since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump Atlantic City Associates ("Trump AC") from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump Atlantic City Funding, Inc. ("Trump AC Funding") since its formation in January 1996 and the Chairman of the Board of Directors of Trump Atlantic City Funding II, Inc. ("Funding II") and Trump Atlantic City Funding III, Inc. ("Funding III") since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. ("THCR Holding Corp.") and THCR/LP Corporation ("THCR/LP") since October 1991, President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Trump Taj Mahal Realty Corp. ("Realty Corp.") since May 1986. Trump has been the sole director of Trump Atlantic City Corporation ("TACC") since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana, Inc. ("Trump Indiana") since its formation. Trump has been Chairman of the Board of Partner Representatives of the Partnership since May 1992; and was Chairman of the Executive Committee of the Partnership from June 1985 to May 1992. Trump is the Chairman of the Board of Directors, President and Treasurer of Funding. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

    NICHOLAS L. RIBIS--Mr. Ribis, 53 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. Since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of the Partnership since March 1991; member of the Executive Committee of the Partnership from April, 1991 to May 1992; member of the Board of Partner Representatives of the Partnership since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis is now a director of TCHI. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

    ROBERT M. PICKUS--Mr. Pickus, 43 years old, has been Executive Vice President and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Funding from June 1988 to December 1993 and General Counsel of the Partnership from June 1985 to December 1993. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI since February 1998. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of the Partnership since February 1995, Secretary of the Partnership since February 1996 and a member of the Board of Partner Representatives of the Partnership since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception.

    R. BRUCE MCKEE--Mr. McKee, 52 years old, has served as the Senior Vice President of Corporate Finance of THCR, Trump AC Funding and TACC since June 1997. Mr. McKee has served as the Chief Financial Officer of THCR since June 1997. Mr. McKee has served as the Senior Vice President of Corporate Finance of Funding II and Funding III since December 1997. Mr. McKee served as President and Chief Operating Officer of the Partnership from October 1996 until June 1997. Mr. McKee acted as Chief Operating Officer of Taj Associates from October 1995 through October 1996, Senior Vice President, Finance of Taj Associates from July 1993 through October 1996 and Vice President, Finance of Taj Associates from September 1990 through June 1993. Mr. McKee has been the Assistant Treasurer of THCR/LP, Realty Corp. and TCI since September 1991. Mr McKee served as the Assistant Treasurer of THCR Holding Corp. from September 1991 until February 1998. Previously, Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel Atlantic City, from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.

    JOHN P. BURKE--Mr. Burke, 50 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke has served as the Senior Vice President of THCR since June 1997. Mr. Burke has been Senior Vice President of Corporate Finance of THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of the Partnership since October 1991, the Vice President of the Partnership, Funding, TCI-II and TCHI since December 1993, a member of the Board of Partner Representatives of the Partnership since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

    JOHN P. BELISLE--Mr. Belisle, 44 years old, served as President and Chief Operating Officer of the Partnership from June 1997 through November 1997 and is currently serving as President of Trump Communications. Mr. Belisle also served as the Executive Vice President of Operations of the Partnership from February 1997 through June 1997. Previously, Mr. Belisle served as Executive Vice President and Chief Operating Officer of Resorts International Hotel ("RIH") since November 1993, Senior Vice President of Casino Operations of RIH from May 1993 to November 1993; and Vice President of Marketing of RIH from June 1990 to May 1993. Mr. Belisle served as Vice President of Marketing for Trump's Castle from January 1990 to June 1990.

    ASHER O. PACHOLDER--Dr. Pacholder, 60 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO, Inc., an oil field services and petrochemicals processing company, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May of 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

    THOMAS F. LEAHY--Mr. Leahy, 60 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater

Development Fund, a service organization for the performing arts. Since July 1992, Mr. Leahy has served as Chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage and film properties.

    ARTHUR S. BAHR--Mr. Bahr, 66 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance and the Korean International Investment Fund.

    MARK A. BROWN--Mr. Brown, 37 years old, joined the Partnership as Executive Vice President of Operations in July 1995 and, effective November 1997, serves as Acting President and Chief Operating Officer. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

    The Partnership, on July 19, 1995, entered into an employment agreement with Mark A. Brown pursuant to which Mr. Brown serves as the Partnership's Executive Vice President of Operations. The term of the agreement is three years. This employment agreement provides for an annual base salary of $350,000, a $75,000 bonus paid at the commencement of employment and an annual bonus of no less than $75,000 per year over the three year term of the agreement.

    Each member of the Board of Partner Representatives and all of the other persons listed above have been licensed or found qualified by the CCC.

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

    SUMMARY COMPENSATION TABLE. The following table sets forth compensation paid or accrued during the years ended December 31, 1997, 1996 and 1995 to the Chairman of the Board of Partner Representatives, the Chief Executive Officer, all of the executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1997 and one additional individual who would have been among the four most highly paid executive officers but for he was not employed on December 31, 1997 by the Partnership. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION(1)
                  NAME AND                     ---------------------------------    OTHER ANNUAL      ALL OTHER
             PRINCIPAL POSITION                  YEAR       SALARY      BONUS     COMPENSATION(1)   COMPENSATION
---------------------------------------------  ---------  ----------  ----------  ----------------  -------------
Donald J. Trump..............................       1997          --          --              --     --2,087,000(2)
Chairman of the Board                               1996          --          --              --     --
                                                    1995          --          --              --     $

Nicholas L. Ribis............................       1997  $  399,300          --              --     $       950(3)
Chief Executive Officer                             1996     499,125          --              --             594(3)
                                                    1995     531,895          --              --             647(3)

John P. Belisle(4)...........................       1997  $  380,776          --              --     $     3,835(3)
Former President and Chief Operating Officer        1996          --          --              --              --
                                                    1995          --          --              --              --

Mark A. Brown(5).............................       1997  $  352,383  $   75,000              --     $     2,375(3)
President and Chief Operating Officer               1996     359,160      75,000              --           2,375(3)
                                                    1995     155,257     150,000              --           2,187(3)

R. Bruce McKee(6)............................       1997  $  262,949  $   10,000              --     $     2,969(3)
Senior Vice President of Corporate Finance          1996      62,926          --              --              --
                                                    1995          --          --              --              --

Patricia M. Wild(7)..........................       1997  $  135,920          --              --     $     3,375(3)
Assistant Secretary and Vice President of           1996     138,530          --              --           3,420(3)
Legal Affairs                                       1995     126,368          --              --           3,638(3)

------------------------

(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and director's fee. Following rules of the Securities and Exchange Commission (the "Commission"), perquisites and other personal benefits are not included in this table of the aggregate amount if that compensation is the lesser of either $50,000 or 10% of the total salary and bonus for that officer.

(2) Represents amounts paid under the Services Agreement (as defined). In addition, Trump was reimbursed $273,000 and $184,000 in 1996 and 1995, respectively, for expenses incurred pursuant to the Services Agreement. No such reimbursements were made during 1997.

(3) Represents vested and unvested contributions made by the Partnership under the Trump's Castle Hotel & Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(4) Mr. Belisle commenced employment with the Partnership during February 1997 and served as President and Chief Operating Officer from June 1997 through November 1997.

(5) Mr. Brown became the Executive Vice President of Operations effective July 1995 and has served as President and Chief Operating Officer effective November 1997.

(6) Mr. McKee served as President and Chief Operating Officer of the Partnership from October 1996 through June 1997. Effective June 1997, Mr. McKee has served as Senior Vice President of Corporate Finance of THCR, Trump AC Funding and TACC. Effective December 1997, Mr. McKee has served as Senior Vice President of Corporate Finance of Funding II and Funding III.

(7) Ms. Wild resigned effective March 1998.

EMPLOYMENT AGREEMENTS

    Mr. Ribis had an employment agreement with Partnership pursuant to which Mr. Ribis acted as Chief Executive Officer of the Partnership. The agreement provided that in the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis would agree to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. This agreement was terminated upon consummation of the Castle Acquisition and now Mr. Ribis is compensated for his services to the Partnership under an employment agreement with THCR and THCR Holdings (the "Ribis THCR Agreement"). Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500. Mr. Ribis's annual salary is paid on an allocation basis by THCR, Taj Associates, Plaza Associates and the Partnership.

    Taj Associates had an employment agreement with R. Bruce McKee (the "McKee Agreement") pursuant to which he served as Senior Vice President and Chief Financial Officer of Taj Associates. The McKee Agreement provided for an annual salary of $175,000, a guaranteed bonus of $25,000 and was terminable by Mr. McKee on each anniversary date of the agreement. Taj Associates could terminate the employment agreement of Mr. McKee in its sole discretion, without cause. If Mr. McKee's employment agreement was terminated without cause, Taj Associates would be obligated to pay Mr. McKee an amount equal to one year's then current salary. In October 1996, Mr. McKee became the Chief Operating Officer of the Partnership and the Partnership agreed to assume all of Taj Associates' obligations under the McKee Agreement. Mr. McKee could be considered for additional bonus compensation at the Partnership's sole discretion. Factors considered by the Partnership in the awarding of all discretionary bonuses generally are the attainment by the Partnership of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals. The McKee Agreement expired on September 30, 1997.

    The Partnership, on July 19, 1995, entered into an employment agreement with Mark A. Brown pursuant to which Mr. Brown serves as the Partnership's Executive Vice President of Operations. The term of the agreement is three years. This employment agreement provides for an annual base salary of $350,000, a $75,000 bonus paid at the commencement of employment and an annual bonus of no less than $75,000 per year over the three year term of the agreement.

COMPENSATION OF THE BOARD OF DIRECTORS

    Each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Burke and Pickus) receives an annual fee of $50,000. In addition, each Partner Representative of the Partnership (other than Messrs. Trump, Ribis, Pickus and Burke) receives $2,500 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board of Partner Representatives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In general, the compensation of executive officers of the Partnership is determined by the Board of Partners Representatives, which is composed of Trump, Nicholas L. Ribis, John P. Burke, Asher O. Pacholder, Thomas F. Leahy, Arthur S. Bahr and Robert M. Pickus. The compensation of Nicholas L. Ribis is set forth in his employment agreement. The Partnership has delegated the responsibility over certain matters, such as the bonus of Mr. Ribis, to Trump. Executive officers of Funding do not receive any additional compensation for serving in such capacity.

    CASTLE ACQUISITION. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership. See "Business--Trump Marina--Historical Background--Castle Acquisition."

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

    In consideration for the Services to be rendered by TCI-II, the Partnership will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993--$40.5 million; 1994--$45.0 million; 1995 and thereafter--$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, TCI-II will be entitled to an incentive fee beginning with the fiscal year ending December 31, 1994 in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. The Partnership will also be required to advance to TCI-II $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Services Agreement as Trump) determines, in his good faith reasonable judgment, that the Partnership's budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. During the year ended 1997, there were no fees payable by the Partnership under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended and on October 6, 1996, the Partnership recorded a receivable in the amount of $1.25 million which represents the amounts advanced to TCI-II during the year. The Services Agreement expires on December 31, 2005.

    Trump has granted the Partnership a license to use the Marks in connection with the operations of Trump Marina since June 17, 1985. The license expires on August 15, 1998. See "Business--Trademark/ Licensing."

    OTHER RELATIONSHIPS. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and
(ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Pickus and Burke, executive officers of the Partnership, serve on the Board of Directors of other entities in which members of the Board of Partner Representatives (namely, Messrs. Trump, Ribis, Burke and Pickus) serve and continue to serve as executive officers. The Partnership believes that such relationships have not affected the compensation decisions made by the Board of Partner Representatives in the last fiscal year.

    Trump serves on the Board of Directors of TACC, a general partner of Plaza Associates, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Trump AC Holding, of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is the sole director of TACC, of which Messrs. Trump, Ribis and Pickus are executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with the Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

    Messrs. Trump, Ribis, Pickus and Burke serve on the Board of Directors of THCR Holding Corp., which held, prior to April 17, 1996, an indirect equity interest in Taj Associates, of which Trump is an executive officer. Such persons also serve on the Board of Directors of THCR/LP, the former managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers.

    Mr. Ribis also serves on the Board of Directors of Realty Corp. which, prior to April 17, 1996, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

    Messrs. Trump and Ribis serve on the Board of Directors of THCR of which Trump is Chairman of the Board. Messrs. Ribis, Pickus and Burke are executive officers of THCR and are compensated for their services by THCR.

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

                                                                                      AMOUNT AND NATURE
                                                                                        OF BENEFICIAL     PERCENT OF
             TITLE OR CLASS                 NAME AND ADDRESS OF BENEFICIAL OWNERS          OWNERS            CLASS
-----------------------------------------  ----------------------------------------  -------------------  -----------
Common Stock.............................      Trump's Castle Associates, L.P.             200 shares            100%
                                              Huron Avenue and Brigantine Blvd.
                                               Atlantic City, New Jersey 08401

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

    Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to the Partnership. See "Executive
Compensation--Compensation Committee Interlocks and Insider
Participation--Services Agreement" and "--Other Relationships."

    The Partnership has joint insurance coverage with Taj Associates and Plaza Associates, for which the annual premiums paid by the Partnership, Taj Associates and Plaza Associates were approximately $4.0 million for the year ending December 31, 1997.

    Plaza Associates leased portions of its warehouse facility located in Egg Harbor Township, New Jersey to the Partnership. Lease payments by the Partnership to Plaza Associates totaled $5,000 in 1996. The Partnership did not make any lease payments to Plaza Associates in 1997.

    The Partnership has entered into a services agreement with TCS pursuant to which TCS provides the Partnership with certain management, financial and other functions and services necessary and incidental to the operations of Trump Marina.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) FINANCIAL STATEMENTS. See the Index immediately following the signature page.

    (b) REPORTS ON FORM 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1997.

    (c) EXHIBITS. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

 EXHIBIT NO.
-------------

3(1)           Amended and Restated Certificate of Incorporation of Trump's Castle Funding, Inc.

3.1(1)         Bylaws of Trump's Castle Funding, Inc.

3.2-3.6        Intentionally omitted.

3.7.1(2)       Second Amended and Restated Partnership Agreement of Trump's Castle Associates.

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

3.7.3(12)      Third Amended and Restated Partnership Agreement of Trump's Castle Associates, L.P., dated as of
               October 7, 1996.

4.1-4.10       Intentionally omitted.

4.11(2)        Indenture, among Trump's Castle Funding, Inc. as issuer, Trump's Castle Associates, as guarantor, and the Mortgage Note Trustee, as trustee.

4.12(2)        Indenture of Mortgage between Trump's Castle Associates, as Mortgagor, and Funding, as Mortgagee.

4.13(2)        Assignment Agreement between Trump's Castle Funding, Inc. and the Mortgage Note Trustee.

4.14(2)        Partnership Note of Trump's Castle Associates.

4.15           Form of Mortgage Note (included in Exhibit 4.11).

4.16           Form of Partnership Guarantee (included in Exhibit 4.11).

4.17(2)        Indenture between Trump's Castle Funding, Inc., as issuer, Trump's Castle Associates, as guarantor, and the PIK Note Trustee, as trustee.

4.18(2)        Pledge Agreement between Trump's Castle Funding, Inc. and the PIK Note Trustee.

4.19(2)        Subordinated Partnership Note.

4.20           Form of PIK Note (included in Exhibit 4.17).

4.21           Form of Subordinated Partnership Guarantee (included in Exhibit 4.17).

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

 EXHIBIT NO.
-------------
4.25(2)        Indenture of Mortgage and Security Agreement between Trump's Castle Associates, as mortgagor/debtor, and Trump's Castle Funding, Inc. as mortgagee/secured party (Senior Note
               Mortgage).

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

 EXHIBIT NO.
-------------
10.38(7)       Amended and Restated Assignment of Leases and Rents, between Trump's Castle Associates, as assignor, and Midlantic, as assignee, dated as of May 29, 1992.

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

------------------------

 (1) Incorporated herein by reference to the Exhibit to Trump's Castle Funding, Inc. and Trump's Castle Associates' Registration Statement on Form S-4, Registration No. 33-68038.

 (2) Incorporated herein by reference to the Exhibit to Amendment No. 5 to the
     Schedule 13E-3 of TC/ GP, Inc. and the Partnership, File No. 5-36825, filed with the SEC on January on January 11, 1994.

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

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANTS HAVE DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 31ST DAY OF MARCH, 1998.

                                TRUMP'S CASTLE FUNDING, INC.

                                By:  /s/ DONALD J. TRUMP
                                     ------------------------------------------
                                BY: DONALD J. TRUMP
                                TITLE: PRESIDENT

                                TRUMP'S CASTLE ASSOCIATES, L.P.

                                By:  /s/ DONALD J. TRUMP
                                     ------------------------------------------
                                BY: DONALD J. TRUMP
                                TITLE: CHAIRMAN OF THE BOARD OF PARTNER
                                REPRESENTATIVES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                                                                                                      DATE
                      SIGNATURE                                         TITLE                           -
------------------------------------------------------  --------------------------------------

             TRUMP'S CASTLE FUNDING, INC.

                                                        Chairman of the Board, President
                 /s/ DONALD J. TRUMP                      (Principal Executive Officer),
     -------------------------------------------          Treasurer (Principal Financial         March 31, 1998
                   Donald J. Trump                        Officer) and sole Director

                  /s/ JOHN P. BURKE
     -------------------------------------------        Assistant Treasurer (Principal           March 31, 1998
                    John P. Burke                         Accounting Officer)

           TRUMP'S CASTLE ASSOCIATES, L.P.

                 /s/ DONALD J. TRUMP
     -------------------------------------------        Chairman of the Board of Partner         March 31, 1998
                   Donald J. Trump                        Representatives

                /s/ NICHOLAS L. RIBIS
     -------------------------------------------        Board of Partner Representatives         March 31, 1998
                  Nicholas L. Ribis

                /s/ ASHER O. PACHOLDER
     -------------------------------------------        Board of Partner Representatives         March 31, 1998
                  Asher O. Pacholder

                  /s/ ARTHUR S. BAHR
     -------------------------------------------        Board of Partner Representatives         March 31, 1998
                    Arthur S. Bahr

                 /s/ THOMAS F. LEAHY
     -------------------------------------------        Board of Partner Representatives         March 31, 1998
                   Thomas F. Leahy

                 /s/ ROBERT M. PICKUS
     -------------------------------------------        Board of Partner Representatives         March 31, 1998
                   Robert M. Pickus

                  /s/ JOHN P. BURKE                     Board of Partner Representatives,
     -------------------------------------------          Treasurer and Chief Accounting         March 31, 1998
                    John P. Burke                         Officer of the Partnership

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

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Trump's Castle Associates, L.P. and Subsidiary
  Reports of Independent Public Accountants................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................        F-4
  Consolidated Statements of Operations for the year ended December 31, 1997, the period from October 7,
    1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year
    ended December 31, 1995................................................................................        F-5
  Consolidated Statements of Partners' Capital for the year ended December 31, 1997, the period from
    October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and
    the year ended December 31, 1995.......................................................................        F-6
  Consolidated Statements of Cash Flows for the year ended December 31, 1997, the period from October 7,
    1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year
    ended December 31, 1995................................................................................        F-7
  Notes to Consolidated Financial Statements...............................................................        F-8
Financial Statement Schedule
  Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 1997, the period from
    October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and
    the year ended December 31, 1995.......................................................................        S-1

    Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P.
    And Subsidiary:

    We have audited the accompanying consolidated balance sheets of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for the year ending December 31, 1997 and for the period from October 7, 1996 through December 31, 1996 (Note 2). These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump's Castle Associates, L.P. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from October 7, 1996 through December 31, 1996, in conformity with generally accepted accounting principles.

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

Roseland, New Jersey
February 5, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump's Castle Associates, L.P.

    And Subsidiary:

    We have audited the accompanying consolidated statements of operations, partners' capital and cash flows for the period from January 1, 1996 through October 6, 1996 and for the year ended December 31, 1995 of Trump's Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary (Note 2). These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from January 1, 1996 through October 6, 1996 and for the year ended December 31, 1995 of Trump's Castle Associates, L.P. and Subsidiary, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 7, 1997

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                    (NOTE 2)

                                                                                                              SUCCESSOR
                                                                                                     ----------------------------
                                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                                         1997           1996
                                                                                                     -------------  -------------
                                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................................................................   $    14,472    $    15,380
  Trade receivables, less allowance for doubtful accounts of $1,479
    and $1,544, respectively (Note 3)..............................................................         7,465          7,157
  Accounts receivable, other.......................................................................           563            539
  Due from affiliate (Note 6)......................................................................            --            720
  Inventories (Note 3).............................................................................         3,090          1,298
  Prepaid expenses and other current assets........................................................         1,713          1,560
                                                                                                     -------------  -------------
        Total current assets.......................................................................        27,303         26,654
                                                                                                     -------------  -------------

PROPERTY AND EQUIPMENT (Notes 2, 3, 4 and 5)
  Land and land improvements.......................................................................        90,918         90,911
  Buildings and building improvements..............................................................       405,290        404,774
  Furniture, fixtures and equipment................................................................        25,175         17,582
  Construction in progress.........................................................................            --          1,428
                                                                                                     -------------  -------------
                                                                                                          521,383        514,695
Less-Accumulated depreciation......................................................................        21,870          4,819
                                                                                                     -------------  -------------
                                                                                                          499,513        509,876
                                                                                                     -------------  -------------
DUE FROM AFFILIATE (Note 6)........................................................................         1,250          1,250
                                                                                                     -------------  -------------
OTHER ASSETS.......................................................................................        13,340         10,231
                                                                                                     -------------  -------------
        Total assets...............................................................................   $   541,406    $   548,011
                                                                                                     -------------  -------------
                                                                                                     -------------  -------------

                                 LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Current maturities-long term debt (Note 5).......................................................   $     7,954    $     3,714
  Trade accounts payable...........................................................................         7,360         10,902
  Due to affiliates (Note 6).......................................................................        23,949          1,712
  Accrued payroll and related expenses.............................................................         5,568          5,861
  Accrued interest payable (Note 4)................................................................         4,020          4,020
  Gaming liabilities...............................................................................         2,232          2,914
  Self insurance reserves..........................................................................         5,527          6,723
  Other............................................................................................         5,055          5,085
                                                                                                     -------------  -------------
        Total current liabilities..................................................................        61,665         40,931
MORTGAGE NOTES, due 2003
  (Net of discount of $30,170 and $33,071, respectively) (Notes 4 and 9)...........................       211,971        209,070
PIK NOTES, due 2005
  (Net of discount of $7,197 and $7,509, respectively) (Notes 4 and 9).............................        73,699         63,231
OTHER BORROWINGS (Note 5)..........................................................................        55,673         63,283
OTHER LONG TERM LIABILITIES........................................................................         4,730          4,904
                                                                                                     -------------  -------------
        Total liabilities..........................................................................       407,738        381,419
                                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS' CAPITAL (Notes 2, 4 and 6)
  Contributed Capital..............................................................................       175,395        180,395
  Accumulated Deficit..............................................................................       (41,727)       (13,803)
                                                                                                     -------------  -------------
        Total partners' capital....................................................................       133,668        166,592
                                                                                                     -------------  -------------
        Total liabilities and partners' capital....................................................   $   541,406    $   548,011
                                                                                                     -------------  -------------
                                                                                                     -------------  -------------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                    (NOTE 2)

                                                 SUCCESSOR                  PREDECESSOR
                                        ---------------------------  --------------------------
                                                         PERIOD         PERIOD
                                                      FROM OCTOBER   FROM JANUARY      YEAR
                                        YEAR ENDED         7,             1,           ENDED
                                         DECEMBER     1996 THROUGH   1996 THROUGH    DECEMBER
                                            31,       DECEMBER 31,    OCTOBER 6,        31,
                                           1997           1996           1996          1995
                                        -----------  --------------  -------------  -----------
REVENUES
  Gaming (Note 3).....................   $ 261,439     $   50,460      $ 197,878     $ 276,789
  Rooms...............................      19,055          3,958         14,959        20,052
  Food and beverage...................      37,139          7,566         27,692        33,545
  Other...............................      11,161          1,706          7,085         9,130
                                        -----------  --------------  -------------  -----------
    Gross revenues....................     328,794         63,690        247,614       339,516
Less-Promotional allowances (Note
  3)..................................      44,118          8,944         32,887        37,288
                                        -----------  --------------  -------------  -----------
  Net revenues........................     284,676         54,746        214,727       302,228
                                        -----------  --------------  -------------  -----------
COST AND EXPENSES
  (Notes 2, 6, 7 and 8)
  Gaming..............................     170,634         33,741        130,932       167,080
  Rooms...............................       2,833            781          2,303         4,451
  Food and beverage...................       9,882          2,257          8,415        13,516
  General and administrative..........      62,722         15,615         53,788        68,181
  Depreciation and amortization.......      17,089          4,819         12,253        14,639
                                        -----------  --------------  -------------  -----------
      Total costs and expenses........     263,160         57,213        207,691       267,867
                                        -----------  --------------  -------------  -----------
    Income (loss) from operations.....      21,516         (2,467)         7,036        34,361
OTHER INCOME (Note 10)................          --             --          3,000            --
INTEREST INCOME.......................         452            217            386           504
INTEREST EXPENSE (Notes 4 and 5)......     (49,892)       (11,553)       (36,949)      (46,017)
                                        -----------  --------------  -------------  -----------
  Net loss............................   $ (27,924)    $  (13,803)     $ (26,527)    $ (11,152)
                                        -----------  --------------  -------------  -----------
                                        -----------  --------------  -------------  -----------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                    (NOTE 2)

                                                                            CONTRIBUTED  ACCUMULATED
                                                                              CAPITAL      DEFICIT       TOTAL
                                                                            -----------  ------------  ----------
Balance at December 31, 1994 (Predecessor)................................   $  73,395    $  (56,430)  $   16,965
  Net loss................................................................          --       (11,152)     (11,152)
                                                                            -----------  ------------  ----------
Balance at December 31, 1995 (Predecessor)................................      73,395       (67,582)       5,813
  Net loss for the period from January 1, 1996 through
    October 6, 1996.......................................................          --       (26,527)     (26,527)
                                                                            -----------  ------------  ----------
Balance at October 6, 1996 (Predecessor)..................................      73,395       (94,109)     (20,714)
  Capital contributed by THCR Holdings....................................       5,000            --        5,000
  Adjustment to reflect acquisition of the Partnership by
    THCR Holdings.........................................................     102,000        94,109      196,109
  Net loss for the period from October 7, 1996 through
    December 31, 1996.....................................................          --       (13,803)     (13,803)
                                                                            -----------  ------------  ----------
Balance at December 31, 1996 (Successor)..................................     180,395       (13,803)     166,592
  Reclassification of 1996 capital contributed by THCR
    Holdings to debt......................................................      (5,000)           --       (5,000)
  Net loss................................................................          --       (27,924)     (27,924)
                                                                            -----------  ------------  ----------
Balance at December 31, 1997 (Successor)..................................   $ 175,395    $  (41,727)  $  133,668
                                                                            -----------  ------------  ----------
                                                                            -----------  ------------  ----------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    (NOTE 2)

                                                                  SUCCESSOR                      PREDECESSOR
                                                       -------------------------------  -----------------------------

                                                           YEAR           PERIOD            PERIOD           YEAR
                                                          ENDED       FROM OCTOBER 7,   FROM JANUARY 1,     ENDED
                                                       DECEMBER 31,    1996 THROUGH      1996 THROUGH    DECEMBER 31,
                                                           1997      DECEMBER 31, 1996  OCTOBER 6, 1996      1995
                                                       ------------  -----------------  ---------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss.........................................   $  (27,924)     $   (13,803)      $   (26,527)    $  (11,152)
    Adjustments to reconcile net loss to net cash
      flows provided by (used in) operating
      activities--
    Noncash charges--
        Depreciation and amortization................       17,089            4,819            12,253         14,639
        Issuance of debt in exchange for accrued
          interest...................................       10,156            4,589             4,292          7,766
        Accretion of bond discount...................        3,213              681             2,061          2,372
        Provision for losses on receivables..........        1,450               63             1,340          1,370
        Amortization of CRDA tax credits.............           33              258               305            720
        Valuation allowance--CRDA investments........        1,368              100               710            936
        (Increase) decrease in receivables...........       (1,782)           1,626            (1,290)        (3,486)
        (Increase) decrease in inventories...........       (1,792)             147               122            223
        (Increase) decrease in other current
          assets.....................................         (153)             707             2,131         (2,800)
        (Increase) decrease in other assets..........       (1,254)             935               182            (86)
        Increase in due to affiliates................       19,557            1,136               576             --
        (Decrease) increase in current liabilities...       (5,781)          (4,801)            7,050          2,527
        (Decrease) increase in other liabilities.....         (174)          (3,647)            2,419             36
                                                       ------------  -----------------  ---------------  ------------
            Net cash flows provided by (used in)
              operating activities...................       14,006           (7,190)            5,624         13,065
                                                       ------------  -----------------  ---------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net.........       (5,972)            (362)           (4,235)        (6,874)
    Purchases of CRDA investments....................       (3,273)            (397)           (2,143)        (2,805)
                                                       ------------  -----------------  ---------------  ------------
        Net cash flows used in investing
          activities.................................       (9,245)            (759)           (6,378)        (9,679)
                                                       ------------  -----------------  ---------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of other borrowings....................       (6,069)          (1,044)           (2,649)        (1,470)
    Other borrowings.................................          400               --             1,738             --
    Capital contribution.............................           --            5,000                --             --
                                                       ------------  -----------------  ---------------  ------------
        Net cash flows (used in) provided by
          financing activities.......................       (5,669)           3,956              (911)        (1,470)
                                                       ------------  -----------------  ---------------  ------------
        Net (decrease) increase in cash and cash
          equivalents................................         (908)          (3,993)           (1,665)         1,916

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....       15,380           19,373            21,038         19,122
                                                       ------------  -----------------  ---------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $   14,472      $    15,380       $    19,373     $   21,038
                                                       ------------  -----------------  ---------------  ------------
                                                       ------------  -----------------  ---------------  ------------

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

    The Partnership operates Trump's Castle Casino Resort, a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. During the second quarter of 1997, the Partnership rethemed the property with a nautical emphasis and renamed it Trump Marina Hotel Casino ("Trump Marina"). The primary portion of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue due to expansion by existing operators and as new entrants to the gaming industry become operational.

    Prior to the Acquisition of the Partnership by Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") (Note 2), Donald J. Trump ("Trump") was the beneficial owner of 100% of the common equity interest in the Partnership, subject to the right of holders of warrants for 50% of the common stock of Trump's Castle Hotel & Casino, Inc. ("TCHI") (the "TCHI Warrants") to acquire an indirect beneficial interest in 0.5% of the common equity interest in the Partnership.

    Funding was formed solely to serve as a financing company to raise funds through the issuance of bonds to the public (Note 4). Since Funding has no business operations, its ability to repay the principal and interest on the 11 1/2% Senior Notes due 2000 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and the Increasing Rate Subordinated Pay-In-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

    On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of the Partnership (Note 2). THCR Holdings is currently a 61.8% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR").

(2) ACQUISITION OF THE PARTNERSHIP AND BASIS OF PRESENTATION

    Pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Agreement") between THCR Holdings and entities owned by Trump, THCR Holdings acquired on October 7, 1996, all of the outstanding equity interest of the Partnership (the "Acquisition"). The Acquisition has been accounted for as a purchase. For his equity interest in the Partnership, Trump received a 15.33863% limited partnership interest in THCR Holdings valued at $168,126,000, which is exchangeable into 5,837,700 shares of Common Stock of THCR, par value $.01 per share (the "THCR Common Stock") (valuing each share at $28.80 based on the price of the THCR Common Stock several days before and after the date of the Agreement). The excess of the purchase price over the fair value of the net assets acquired of $196,109,000 (including transaction costs, the purchase of the outstanding TCHI warrants and the historical negative book value of the Partnership of $20,714,000) has been recorded on the books of the Partnership and has been allocated to property, plant and equipment based upon an appraisal.

    As a result of the Acquisition, a new basis of accounting was established and financial statements prior to October 7, 1996 are presented as Predecessor financial statements. The financial statements from October 7, 1996 are presented as Successor financial statements.

    The following unaudited pro forma information has been prepared assuming the acquisition had occurred as of January 1, 1995. The pro forma information is presented for informational purposes only

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY and is not necessarily indicative of what would have occurred if the acquisition had been made on January 1, 1995. In addition, the pro forma information is not intended to be a projection of future results.

                                                                                 PERIOD FROM
                                                                                  JANUARY 1,
                                                                                     1996
                                                                                   THROUGH
                                                                                  OCTOBER 6,       YEAR ENDED
                                                                                     1996       DECEMBER 31, 1995
                                                                                 (UNAUDITED)       (UNAUDITED)
                                                                                --------------  -----------------
Net Revenues..................................................................   $214,727,000    $   302,228,000
                                                                                --------------  -----------------
                                                                                --------------  -----------------
Income from Operations........................................................   $  3,005,000    $    29,103,000
                                                                                --------------  -----------------
                                                                                --------------  -----------------
Net Loss......................................................................   $(30,558,000)   $   (16,410,000)
                                                                                --------------  -----------------
                                                                                --------------  -----------------

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

    The Partnership provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables and historical collection performance. In determining the amount of the allowance, the Partnership is required to make certain estimates and assumptions and actual results may differ from these estimates and assumptions.

    PROMOTIONAL ALLOWANCES

    Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The cost of such complementaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

                                         SUCCESSOR                      PREDECESSOR
                               ------------------------------  ------------------------------
                                                PERIOD FROM     PERIOD FROM
                                                 OCTOBER 7,      JANUARY 1,
                                 YEAR ENDED     1996 THROUGH    1996 THROUGH     YEAR ENDED
                                DECEMBER 31,    DECEMBER 31,     OCTOBER 6,     DECEMBER 31,
                                    1997            1996            1996            1995
                               --------------  --------------  --------------  --------------
Rooms........................   $ 11,257,000    $  2,434,000    $  8,862,000    $ 10,998,000
Food and Beverage............     22,645,000       5,085,000      17,311,000      18,981,000
Other........................      5,618,000         743,000       2,574,000       2,483,000
                               --------------  --------------  --------------  --------------
                                $ 39,520,000    $  8,262,000    $ 28,747,000    $ 32,462,000
                               --------------  --------------  --------------  --------------
                               --------------  --------------  --------------  --------------

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

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

    As of December 31, 1997, the Partnership had New Jersey state net operating loss carryforwards of approximately $171,600,000, which are available to offset taxable income through the year 2004. The net operating loss carryforwards result in a deferred tax asset of $15,400,000, which has been offset by a valuation allowance of $15,400,000, as utilization of such carryforwards is not considered to be more likely than not.

    INVENTORIES

    Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost and is depreciated on the straight-line method over the estimated useful lives of the assets. During the second quarter of 1997, the Partnership revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a five to seven year life. The Partnership believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. During 1997, the net effect of applying these new lives was to decrease the net loss by $4,226,000.

    LONG-LIVED ASSETS

    The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Partnership does not believe that any such change has occurred.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

    STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, Funding and the Partnership consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Supplemental disclosures relating to the statements of cash flows are as follows:

                                              SUCCESSOR                    PREDECESSOR
                                    ------------------------------  --------------------------
                                                     PERIOD FROM    PERIOD FROM
                                                      OCTOBER 7,     JANUARY 1,
                                      YEAR ENDED     1996 THROUGH   1996 THROUGH   YEAR ENDED
                                     DECEMBER 31,    DECEMBER 31,    OCTOBER 6,   DECEMBER 31,
                                         1997            1996           1996          1995
                                    --------------  --------------  ------------  ------------
Cash paid during the period for
 interest.........................   $ 36,192,000    $ 18,278,000    $18,209,000   $35,338,000
                                    --------------  --------------  ------------  ------------
                                    --------------  --------------  ------------  ------------

    The acquisition of the Partnership in 1996 by THCR Holdings resulted in an increase of $196,109,000 to the carrying value of property, plant and equipment, an increase to contributed capital of $102,000,000 and an elimination of the accumulated deficit of $94,109,000. In 1997, $5,000,000 of capital contributed by THCR Holdings in 1996 was reclassified as debt.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period financial statements in order to conform to the 1997 presentation.

(4) MORTGAGE NOTES AND PIK NOTES

    The Mortgage Notes bear interest at 11 3/4%, payable in cash semi-annually on each May 15 and November 15, and mature on November 15, 2003. The Mortgage Notes may be redeemed at Funding's option at a rate of 105 7/8 of the principal amount commencing on December 31, 1998, and declines gradually thereafter.

    The PIK Notes bear interest at 13 7/8% payable at Funding's option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13 7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding's option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and a specified percentage from the proceeds are required to be redeemed from any equity offering of the Partnership. Interest has been accrued using the effective interest method. Interest payments of $10,156,000 and $8,881,000 in 1997 and 1996, respectively, were satisfied by the issuance of additional PIK Notes. The Partnership anticipates that interest due in 1998 will be satisfied through the issuance of additional PIK Notes.

    On June 23, 1995, the Partnership entered into an Option Agreement with Hamilton Partners, L.P. ("Hamilton") which granted the Partnership an option (the "Option") to acquire the PIK Notes owned by Hamilton. The Option was granted to the Partnership in consideration of $1,900,000 of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. Pursuant to the terms of the Option Agreement, upon the occurrence of certain events within 18 months of the time the Option is exercised, the Partnership is required to make an additional payment to Hamilton of up to 40% of the principal amount of the PIK Notes. On May 21, 1996, the Partnership assigned the Option to THCR Holdings,

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY which, on that same date, exercised the Option and acquired approximately 90% of the PIK Notes for approximately $38,700,000 in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of PIK Notes.

    The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions, investments and other business activities of the Partnership.

    The Mortgage Notes are secured by a promissory note of Partnership to Funding (the "Partnership Note") in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the Trustee to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed (the "Guaranty") the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness described in Note 5 (the "Senior Indebtedness") and the liens of the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

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

    The ability of Funding and the Partnership to pay their indebtedness when due will depend on the ability of the Partnership to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of their long term debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

(5) OTHER BORROWINGS

    BANK BORROWINGS

    The Partnership has a term loan with a bank (the "Term Loan") with a balance of $32,933,000 at December 31, 1997. The Term Loan has a maturity date of May 28, 2000 and bears interest at the prime rate plus 3%, which was 11 1/2% at December 31, 1997, but in no event can be less than 9% per annum. The outstanding principal amount of the Term Loan is being repaid at $158,000 per month through the maturity date, at which time the balance of $28,500,000 is due.

    The Term Loan is secured by a mortgage lien on Trump Marina that is prior to the lien securing the Mortgage Notes (Note 4) and the Senior Notes described below.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

    SENIOR NOTES

    On December 28, 1993, Funding issued $27,000,000 of Senior Notes. Similar to the Mortgage Notes, the Senior Notes are secured by an assignment of a promissory note of the Partnership (the "Senior Partnership Note") which is in turn secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. In addition, the Partnership has guaranteed (the "Senior Guaranty") the payment of the Senior Notes, which Senior Guaranty is secured by a mortgage on Trump Marina. The Senior Partnership Note and the Senior Guaranty are subordinated to the Term Loan described above.

    Interest on the Senior Notes is payable semiannually on each May 15 and November 15 at the rate of 11 1/2%. The Senior Notes mature on November 15, 2000, and are subject to a sinking fund which requires the retirement of 15% of the Senior Notes on each May 31, 1998, and 1999. The Partnership is currently in negotiations regarding the refinancing of the Senior Notes.

    CAPITAL LEASE OBLIGATIONS

    Included in current maturities of long term debt are capital lease obligations totaling $2,004,000 and $1,814,000 at December 31, 1997 and 1996, respectively. Additionally, included in other borrowings are long term capital lease obligations of $1,690,000 and $3,350,000 at December 31, 1997 and 1996, respectively.

(6) RELATED PARTY TRANSACTIONS

    TRUMP MANAGEMENT FEE

    The Partnership has a Services Agreement (the "Services Agreement") with Trump Casino II, Inc. ("TCI-II"), a corporation wholly-owned by Trump. Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of the Partnership, including such other services as the Managing Partner may reasonably request.

    Pursuant to the Services Agreement, the Partnership is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year.

    For the year ended December 31, 1997, the period from October 7, 1996 through December 31, 1996 and the period from January 1, 1996 through October 6, 1996, the Partnership incurred no fees and expenses under the Services Agreement. For the year ended December 31, 1995 the Partnership incurred fees and expenses of $2,087,000 under the Services Agreement. As the Partnership did not meet the required level of EBITDA during 1996, the monthly advances to TCI-II related to the Services Agreement were suspended and, at December 31, 1996, the Partnership recorded a receivable in the amount of $1,250,000, which represents the amounts advanced during the year. The Partnership made no monthly advances to TCI-II related to the Services Agreement during 1997. The Services Agreement expires on December 31, 2005.

    TRANSACTIONS WITH AFFILIATES

    At December 31, 1997 and 1996 amounts due to affiliates were $23,949,000 and $1,712,000, respectively. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

("Plaza Associates"), Trump Taj Mahal Associates ("Taj Associates") and the Trump Organization, which are affiliates of Trump. These transactions include certain shared payroll costs as well as complimentary services offered to customers, for which the Partnership makes initial payments and is then reimbursed by the affiliates.

    For the year ended December 31, 1997, the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year ended December 31, 1995, the Partnership incurred expenses of approximately $102,000, $176,000, $978,000 and $1,673,000, respectively, for corporate salaries and $653,000, $78,000, $495,000 and $1,109,000, respectively, of other transactions on behalf of these affiliates. In addition, the Partnership received payments totaling $0, $0, $1,421,000 and $1,401,000, respectively, for services rendered and had $5,129,000, $1,537,000, $1,665,000 and $580,000, respectively, of charges for similar costs incurred by these related entities on behalf of the Partnership.

    In 1997 the Partnership reclassified $5,000,000 of contributed capital in 1996 by THCR Holdings into a note payable. The note bears interest at the prime rate plus 1%, which was 9 1/2% at December 31, 1997. During June 1997, the Partnership repaid $2,000,000 plus accrued interest on this note.

    PARTNERSHIP AGREEMENT

    Under the terms of the Partnership Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the year ended December 31, 1997, the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year ended December 31, 1995, the Partnership paid $0, $72,000, $1,572,000 and $1,248,000, respectively, of expenses on behalf of TCI-II which were charged to general and administrative expense in the accompanying consolidated financial statements.

    TRUMP CASINO SERVICES

    Trump Casino Services, L.L.C. ("TCS"), a wholly owned subsidiary of THCR Holdings, a New Jersey limited liability company, was founded on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to Plaza Associates, Taj Associates and the Partnership. Charges from TCS for the year ended December 31, 1997 and for the period October 7, 1996 to December 31, 1996 were $4,951,000 and $1,369,000, respectively.

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

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

    SELF INSURANCE RESERVES

    Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers compensation and other legal proceedings in the normal course of business. These reserves are established by the Partnership based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

    EMPLOYMENT AGREEMENT

    The Partnership has entered into employment agreements with certain key employees which expire at various dates through February 2, 2000. Total minimum commitments on these agreements at December 31, 1997 were approximately $2,375,000.

    LEGAL PROCEEDINGS

    The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

    CASINO REINVESTMENT DEVELOPMENT AUTHORITY OBLIGATIONS

    Pursuant to the provisions of the Casino Control Act, the Partnership must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1 1/4% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2 1/2% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the "CRDA"), both of which bear interest at below market interest rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

    From time to time the Partnership has elected to donate funds that it has on deposit with the CRDA in return for tax credits to satisfy substantial portions of the Partnership's future investment alternative tax obligations. Donations in the amount of $65,000 and $375,000 were made in 1997 and 1995, respectively. No donations were made in 1996. These donations, net of the tax credits received, were charged against operations and resulted in CRDA tax credits of $33,000 and $191,000 to be applied to the years ending December 31, 1997 and 1995, respectively. For the year ended December 31, 1997, the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year ended December 31, 1995, the Partnership charged to operations $33,000, $258,000, $305,000 and $720,000, respectively, which represents amortization of a portion of the tax credits discussed above.

    In addition, for the year ended December 31, 1997, the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year ended December 31, 1995, the Partnership charged to operations $1,368,000, $100,000, $710,000 and $936,000, respectively, to give effect to the below market interest rates of associated CRDA deposits and bonds.

(8) EMPLOYEE BENEFIT PLANS

    The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 6% of the employee's earnings. The Partnership recorded charges of

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY approximately $937,000, $212,000, $765,000 and $1,013,000 for matching contributions for the year ended December 31, 1997, the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year ended December 31, 1995, respectively.

    The Partnership makes payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans' unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Based upon 1996 information the most recent information available, the withdrawal liability to the Partnership related to the most significant plans' unfunded status approximates $1,600,000. Pension expense charged to operations for the year ended December 31, 1997, the period from October 7, 1996 through December 31, 1996, the period from January 1, 1996 through October 6, 1996 and the year ended December 31, 1995, were $547,000, $109,000, $389,000 and $497,000, respectively.

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

    The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

                                                                                        DECEMBER 31, 1997
                                                                                 --------------------------------
                                                                                 CARRYING AMOUNT     FAIR VALUE
                                                                                 ----------------  --------------
11 3/4% Mortgage Notes.........................................................   $  211,971,000   $  225,191,000
PIK Notes......................................................................   $   73,699,000   $   75,233,000


                                                                                        DECEMBER 31, 1996
                                                                                 --------------------------------
                                                                                 CARRYING AMOUNT     FAIR VALUE
                                                                                 ----------------  --------------
11 3/4% Mortgage Notes.........................................................   $  209,070,000   $  213,084,000
PIK Notes......................................................................   $   63,231,000   $   65,169,000

    There are no quoted market prices for the Partnership's Term Loan and Senior Notes. A reasonable estimate of their value could not be made without incurring excessive costs.

(10) LICENSE REVENUE

    During 1996, the Partnership entered into an agreement with Atlantic Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license to use, operate and maintain certain steam and chilled water production facilities located at Trump Marina. In consideration of the license, Atlantic Thermal paid the Partnership a $3,000,000 non-refundable license fee. This amount has been included in other non-operating income in the accompanying consolidated financial statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

(11) FINANCIAL INFORMATION OF FUNDING

    Financial information relating to Funding is as follows:
                                                            SUCCESSOR
                                                     ------------------------
                                                      DECEMBER     DECEMBER
                                                         31,          31,
                                                        1997         1996      PREDECESSOR
                                                     -----------  -----------  -----------
Total Assets (including Mortgage Notes Receivable
  of $242,141,000, net of unamortized discount of
  $30,170,000 and $33,071,000 at December 31, 1997
  and 1996, PIK Notes Receivable of $80,896,000,
  net of unamortized discount of $7,197,000 at
  December 31, 1997 and $70,740,000 net of
  unamortized discount of $7,509,000 at December
  31, 1996 and Senior Notes Receivable of
  $27,000,000 at December 31, 1997 and 1996).......  $312,670,000 $299,310,000
                                                     -----------  -----------
                                                     -----------  -----------

Total Liabilities and Capital (including Mortgage
  Notes Payable of $242,141,000, net of unamortized
  discount of $30,170,000 and $33,071,000 at
  December 31, 1997 and 1996, PIK Notes Payable of
  $80,896,000, net of unamortized discount of
  $7,197,000 at December 31, 1997 and $70,740,000
  net of unamortized discount of $7,509,000 at
  December 31, 1996 and Senior Notes Payable of
  $27,000,000 at December 31, 1997 and 1996).......  $312,670,000 $299,301,000
                                                     -----------  -----------
                                                     -----------  -----------


                                                                  PERIOD FROM
                                                                  OCTOBER 7,   PERIOD FROM
                                                                     1996      JANUARY 1,
                                                     YEAR ENDED     THROUGH       1996
                                                      DECEMBER     DECEMBER      THROUGH
                                                         31,          31,      OCTOBER 6,
                                                        1997         1996         1996
                                                     -----------  -----------  -----------
Interest Income....................................  $44,961,000  $10,250,000  $32,945,000
Interest Expense...................................   44,961,000   10,250,000   32,945,000
                                                     -----------  -----------  -----------
Net Income.........................................  $   --       $   --       $   --
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

------------------------

                                                                     SCHEDULE II

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                              BALANCE
                                                                AT      CHARGED TO
                                                             BEGINNING   COSTS AND     OTHER      BALANCE AT
                                                             OF PERIOD   EXPENSES     CHARGES    END OF PERIOD
                                                             ---------  -----------  ----------  -------------
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts..........................  $1,544,000  $1,450,000  $(1,515,000)(A)  $ 1,479,000
                                                             ---------  -----------  ----------  -------------
                                                             ---------  -----------  ----------  -------------
  Valuation allowance for interest differential
    on CRDA bonds..........................................  $2,504,000  $1,368,000  $ (430,000 (B)  $ 3,442,000
                                                             ---------  -----------  ----------  -------------
                                                             ---------  -----------  ----------  -------------
PERIOD FROM OCTOBER 7, 1996 THROUGH
  DECEMBER 31, 1996
  Allowance for doubtful accounts..........................  $2,007,000  $  63,000   $ (526,000 (A)  $ 1,544,000
  Valuation allowance for interest differential
    on CRDA bonds..........................................  $2,416,000  $ 100,000   $  (12,000 (B)  $ 2,504,000
                                                             ---------  -----------  ----------  -------------
                                                             ---------  -----------  ----------  -------------
PERIOD FROM JANUARY 1, 1996 THROUGH
  OCTOBER 6, 1996
  Allowance for doubtful accounts..........................  $1,969,000  $1,340,000  $(1,302,000)(A)  $ 2,007,000
                                                             ---------  -----------  ----------  -------------
                                                             ---------  -----------  ----------  -------------
  Valuation allowance for interest differential
    on CRDA bonds..........................................  $1,744,000  $ 710,000   $  (38,000 (B)  $ 2,416,000
                                                             ---------  -----------  ----------  -------------
                                                             ---------  -----------  ----------  -------------
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts..........................  $3,704,000  $1,370,000  $(3,105,000)(A)  $ 1,969,000
                                                             ---------  -----------  ----------  -------------
                                                             ---------  -----------  ----------  -------------
  Valuation allowance for interest differential
    on CRDA bonds..........................................  $ 933,000   $ 936,000   $ (125,000 (B)  $ 1,744,000
                                                             ---------  -----------  ----------  -------------
                                                             ---------  -----------  ----------  -------------

------------------------

(A) Write-off of uncollectible accounts.

(B) Write-off of allowance applicable to contribution of CRDA deposits.