Form 10-Q
period 1998-03-31
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1998-05-15
CIK 770618, 911534

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                              ---------------------

                         Commission file number: 1-9029

                          TRUMP'S CASTLE FUNDING, INC.

             (Exact name of registrant as specified in its charter)

             NEW JERSEY                              11-2739203
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)
Huron Avenue and Brigantine Boulevard
      Atlantic City, New Jersey                         08401
(Address of principal executive offices)             (Zip Code)

                                 (609) 441-6060

              (Registrant's telephone number, including area code)

                                 Not Applicable

        (Former name, former address and former fiscal year, if changed since last report)

                         Commission file number: 1-9029

                         TRUMP'S CASTLE ASSOCIATES, L.P.

             (Exact name of registrant as specified in its charter)

             NEW JERSEY                              22-2608426

   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)
Huron Avenue and Brigantine Boulevard
      Atlantic City, New Jersey                         08401
(Address of principal executive offices)             (Zip Code)

                               (609) 441-6060
            (Registrant's telephone number, including area code)

                               Not Applicable

        (Former name, former address and former fiscal year, if changed since last report)

                              ---------------------

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 15, 1998, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding.

      Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of From 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

    ITEM 1 - Financial Statements

    Condensed Consolidated Balance Sheets of Trump's
         Castle Associates, L.P. and Subsidiary as of
         December 31, 1997 and March 31, 1998 (unaudited) ...................  1

    Condensed Consolidated Statements of Operations of
          Trump's Castle Associates, L.P. and Subsidiary for the
          Three Months Ended March 31, 1997 and 1998 (unaudited) ............  2

    Condensed Consolidated Statement of Partners' Capital
          of Trump's Castle Associates, L.P. and Subsidiary for
          the Three Months Ended March 31, 1998 (unaudited) .................  3

    Condensed Consolidated Statements of Cash Flows of
          Trump's Castle Associates, L.P. and Subsidiary for the
          Three Months Ended March 31, 1997 and 1998 (unaudited) ............  4

    Notes to Condensed Consolidated Financial Statements
          of Trump's Castle Associates, L.P. and Subsidiary (unaudited) .....  5

    ITEM 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...............................  7

    ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk .....  9

PART II - OTHER INFORMATION

    ITEM 1 - Legal Proceedings............................................... 10

    ITEM 2 - Changes in Securities and Use of Proceeds....................... 11

    ITEM 3 - Defaults Upon Senior Securities................................. 11

    ITEM 4 - Submission of Matters to a Vote of Security Holders............. 11

    ITEM 5 - Other Information............................................... 11

    ITEM 6 - Exhibits and Reports on Form 8-K................................ 11

SIGNATURES

    Signature - Trump's Castle Funding, Inc.................................. 13
    Signature - Trump's Castle Associates, L.P............................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                     ASSETS
                                                         December 31,  March 31,

                                                             1997        1998
                                                         -----------  ----------
                                                                     (unaudited)
CURRENT ASSETS:

   Cash and cash equivalents ...........................    $ 14,472    $ 22,331
   Receivables, net ....................................       8,028       8,445
   Inventories .........................................       3,090       2,867
   Other current assets ................................       1,713       1,305
                                                            --------    --------
         Total current assets ..........................      27,303      34,948
PROPERTY AND EQUIPMENT, NET ............................     499,513     495,493
OTHER ASSETS ...........................................      14,590      15,116
                                                            --------    --------
         Total assets ..................................    $541,406    $545,557
                                                            ========    ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Current maturities-other borrowings .................    $  7,954    $  2,008
   Accounts payable and accrued expenses ...............      25,742      30,482
   Due to affiliates ...................................      23,949      20,023
   Accrued interest payable ............................       4,020      11,909
                                                            --------    --------
         Total current liabilities .....................      61,665      64,422
MORTGAGE NOTES

   (Net of unamortized discount of $30,170
    and $29,375, respectively) .........................     211,971     212,766
PIK NOTES

   (Net of unamortized discount of $7,197
    and $7,107, respectively) ..........................      73,699      73,789
OTHER BORROWINGS .......................................      55,673      60,683
OTHER LONG TERM LIABILITIES ............................       4,730       7,449
                                                            --------    --------

         Total liabilities .............................     407,738     419,109
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL ......................................     133,668     126,448
                                                            --------    --------
         Total liabilities and capital .................    $541,406    $545,557
                                                            ========    ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                   (unaudited)
                                 (in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                             1997       1998
                                                             ----       ----
REVENUES:

   Gaming ..............................................   $ 63,974    $ 62,613
   Rooms ...............................................      3,937       3,557
   Food and beverage ...................................      7,919       7,494
   Other ...............................................      2,206       1,885
                                                           --------    --------
      Gross revenues ...................................     78,036      75,549
Less-promotional allowances ............................      9,612       8,946
                                                           --------    --------
   Net revenues ........................................     68,424      66,603
                                                           --------    --------
COST AND EXPENSES:

   Gaming ..............................................     41,034      39,877
   Rooms ...............................................        608         668
   Food and beverage ...................................      2,123       1,832
   General and administrative ..........................     16,173      15,009
   Depreciation and amortization .......................      5,041       4,050
                                                           --------    --------
   Total costs and expenses ............................     64,979      61,436
                                                           --------    --------
      Income from operations ...........................      3,445       5,167
INTEREST INCOME ........................................         69         228
INTEREST EXPENSE .......................................    (12,198)    (12,615)
                                                           --------    --------
   Net loss ............................................   $ (8,684)   $ (7,220)
                                                           ========    ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)
                                 (in thousands)

                                            Partners'  Partners'
                                             Capital    Deficit      Total
                                             -------    -------      -----
 Balance at December 31, 1997.............  $175,395   $(41,727)   $133,668
 Net loss.................................      --       (7,220)     (7,220)
                                            --------   --------    --------
 Balance at March 31, 1998 ...............  $175,395   $(48,947)   $126,448
                                            ========   ========    ========

   The accompanying notes are an integral part of this condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (unaudited)
                                 (in thousands)

                                                                Three Months
                                                               Ended March 31,
                                                              ----------------
                                                              1997        1998
                                                              ----        ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

    Net loss ...........................................   $ (8,684)   $ (7,220)
    Adjustments to reconcile net loss to net cash
       flows provided by operating activities-
        Noncash charges-

           Depreciation and amortization ...............      5,041       4,050
           Accretion of bond discount ..................        755         885
           Provision for losses on receivables .........        337         230
           Valuation allowance-CRDA investments ........        289         257
                                                           --------    --------
                                                             (2,262)     (1,798)

           Increase in receivables .....................       (546)       (647)
           (Increase) decrease in inventories ..........       (393)        223
           Decrease in other current assets ............        216         448
           Increase in other assets ....................     (1,231)        (13)
           Increase in current liabilities .............      7,252      12,629
           Increase (decrease) in amounts due to
             affiliates ................................      3,901      (1,388)
           Increase in other liabilities ...............      2,374       2,719
                                                           --------    --------
                Net cash flows provided by operating
                 activities ............................      9,311      12,173
                                                           --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:

           Purchases of property and equipment, net ....       (584)        (40)
           Purchase of CRDA investments ................       (809)       (770)
                                                           --------    --------
                Net cash flows used in investing
                  activities ...........................     (1,393)       (810)
                                                           --------    --------
CASH FLOWS USED IN FINANCING ACTIVITIES:

           Repayment of note payable to affiliate ......       --        (2,550)
           Repayment of other borrowings ...............     (1,081)       (954)
                                                           --------    --------
                Net cash flows used in financing
                 activities ............................     (1,081)     (3,504)
                                                           --------    --------
                Net increase in cash and cash equivalents     6,837       7,859

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......     15,380      14,472
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 22,217    $ 22,331
                                                           ========    ========
SUPPLEMENTAL INFORMATION:

    Cash paid for interest .............................   $  1,118    $  1,058
                                                           ========    ========

   The accompanying notes are an integral part of these condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Organization and Operations

      The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is wholly owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). THCR Holdings is currently a 61.8% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR").

      All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

      The Partnership operates Trump Marina Hotel Casino ("Trump Marina"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. The primary portion of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue due to expansion by existing operators and new entrants to the gaming industry becoming operational.

      Funding was incorporated solely to serve as a financing company to raise funds through the issuance of bonds to the public. Since Funding has no business operations, its ability to repay the principal and interest on the 10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership. (See Note 4 regarding refinancing of the Old Senior Notes.)

      On October 7, 1996, THCR Holdings acquired from Donald J. Trump ("Trump") all of the outstanding equity of the Partnership (the "Castle Acquisition").

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

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1997 filed with the SEC by the Partnership and Funding.

      Certain reclassifications have been made to conform prior year financial information to the current year presentation.

      The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 1998 are not necessarily indicative of the operating results for a full year.

(2) Property and Equipment

      During the second quarter of 1997, the Partnership revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a five to seven year life. The Partnership believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended March 31, 1998, the net effect of applying these new lives was to decrease the net loss by $1,409,000.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

(3) Related Party Transactions

      During November 1996 the Partnership entered into a $5,000,000 working capital demand note payable to THCR Holdings. The note bears interest at a rate of 9 1/2% per annum. During June 1997 the Partnership repaid $2,000,000 plus accrued interest on this note and repaid an additional $2,550,000 during January 1998. At March 31, 1998 approximately $433,000 remained outstanding on this note.

(4) Long Term Debt

      On April 17, 1998, Funding, refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes") and its term loan with a bank (the "Term Loan") by issuing 10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"). The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, Trump's Castle Hotel & Casino Inc., a New Jersey corporation and the general partner of the Partnership ("TCHI"), obtained a working capital credit facility (the "Working Capital Loan"). Both the New Senior Notes and the Working Capital Loan are guaranteed by the Partnership.

      The New Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Senior Notes mature on April 17, 2003.

      The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 17, 2003.

(5) Financial Information of Funding

      Financial information relating to Funding is as follows (in thousands):

                                                         December 31,  March 31,
                                                             1997        1998
                                                           --------    --------
Total Assets (including Mortgage Notes Receivable
of $242,141, net of unamortized discount of
$30,170 and $29,375 at December 31, 1997 and March
31, 1998, PIK Notes Receivable of $80,896, net of
unamortized discount of $7,197 and $7,107 at
December 31, 1997 and March 31, 1998, and Senior
Notes Receivable of $27,000 at December 31, 1997
and March 31, 1998)......................................  $312,670    $313,555
                                                           ========    ========

Total Liabilities and Capital (including Mortgage
Notes Payable of $242,141, net of unamortized
discount of $30,170 and $29,375 at December 31,
1997 and March 31, 1998, PIK Notes Payable of
$80,896, net of unamortized discount of $7,197 and
$7,107 at December 31, 1997 and March 31, 1998,
and Senior Notes Payable of $27,000 at
December 31, 1997 and March 31, 1998)....................  $312,670    $313,555
                                                           ========    ========

                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                          1997        1998
                                                         -------     -------
 Interest Income...................................      $11,061     $11,544
 Interest Expense..................................       11,061      11,544
                                                         -------     -------
 Net Income........................................      $     -     $     -
                                                         =======     =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

      Cash flow from operating activities is the Partnership's principal source of liquidity. For the three months ended March 31, 1998, the Partnership's net cash flow provided by operating activities was $12,173,000.

      In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

      Capital expenditures for 1998 are anticipated to be approximately $5,000,000 and principally consist of hotel room renovations, as well as ongoing casino floor improvements.

      At March 31, 1998, the Partnership's debt consisted primarily of (i) the Term Loan, (ii) the Old Senior Notes, (iii) the Mortgage Notes and (iv) the PIK Notes. (See disclosures below regarding refinancing of the Term Loan and Old Senior Notes.)

      The Term Loan had an outstanding principal balance of approximately $32,458,000 at March 31, 1998 and paid interest at the prime rate plus 3%, which was 11 1/2% at March 31, 1998, and required amortized monthly principal payments of approximately $158,000. The Term Loan was to mature on May 28, 2000.

      The Old Senior Notes had an outstanding principal amount of $27,000,000 at March 31, 1998 and paid interest at the rate of 11 1/2% per annum. The Old Senior Notes were to mature on November 15, 2000 and were subject to a sinking fund which required the retirement of 15% of the Old Senior Notes on each of June 15, 1998 and 1999.

      The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum and mature on November 15, 2003.

      The PIK Notes have an outstanding principal amount of approximately $80,896,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. The Partnership anticipates that additional interest due during the second quarter of 1998 of approximately $5,612,000 will be paid through the issuance of additional PIK Notes.

      On April 17, 1998, Funding refinanced its Old Senior Notes and its Term Loan by issuing the New Senior Notes. The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, Trump's Castle Hotel & Casino, Inc., a New Jersey corporation and the general partner of the Partnership ("TCHI"), obtained a working capital credit facility (the "Working Capital Loan").

      The New Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Senior Notes mature on April 17, 2003.

      The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 17, 2003.

      The Partnership's total cash debt service requirement was approximately $4,562,000 during the three months ended March 31, 1998 and the Partnership anticipates that approximately $35,156,000 in cash will be required during the remainder of 1998 (utilizing the repayment terms of the New Senior Notes and Working Capital Loan previously discussed) to meet its debt service obligations. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,433,000 is outstanding - see Note 3 to the Condensed Consolidated Financial Statements and the previous discussion regarding the Working Capital Loan), although there can be no assurance that such financing will be available or on terms acceptable to the Partnership.

Results of Operations: Operating Revenues and Expenses

      The financial information presented below reflects the financial condition and results of operations of the

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Partnership. Funding is a wholly owned subsidiary of the Partnership and conducts no business other than collecting amounts due under certain intercompany notes from the Partnership for the purpose of paying principal of, premium, if any, and interest on its indebtedness, which Funding issued as a nominee for the Partnership.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 1997 and 1998.

      Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table games win. The following table details activity for the major components of gaming revenues:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1997           1998
                                                        ----           ----
                                                       (dollars in thousands)

 Table Game Revenue.................................  $ 18,544      $ 17,678
 Decrease from Prior Period.........................                   ($866)
 Table Game Drop....................................  $116,570      $111,844
 Decrease from Prior Period.........................                 ($4,726)
 Table Game Win Percentage..........................      15.9%         15.8%
 Decrease from Prior Period.........................                    (0.1%)
 Number of Table Games..............................        93            94
 Increase from Prior Period.........................                       1

 Slot Revenue.......................................  $ 45,143      $ 44,652
 Decrease from Prior Period.........................                   ($491)
 Slot Handle........................................  $547,887      $551,843
 Increase from Prior Period.........................                $  3,956
 Slot Win Percentage................................       8.2%          8.1%
 Decrease from Prior Period.........................                    (0.1%)
 Number of Slot Machines............................     2,332         2,155
 Decrease from Prior Period.........................                    (177)

 Poker Revenue......................................  $    125      $      -
 Decrease from Prior Period.........................                   ($125)
 Number of Poker Tables.............................         6             -
 Decrease from Prior Period.........................                      (6)

 Other Gaming Revenue...............................  $    162      $    283
 Increase from Prior Period.........................                $    121

 Total Gaming Revenues..............................  $ 63,974      $ 62,613
 Decrease from Prior Period.........................                 ($1,361)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

      Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.6% and 15.4% for the three month periods ended March 31, 1997 and 1998, respectively.

      Non gaming revenues, in the aggregate, decreased by approximately $1,126,000 or 8.0% to $12,936,000 for the three months ended March 31, 1998 from $14,062,000 for the three months ended March 31, 1997, primarily as a result of a decrease in food revenue activity.

      Promotional allowances decreased by approximately $666,000 or 6.9% to $8,946,000 for the three months ended March 31, 1998 from $9,612,000 for the three months ended March 31, 1997, primarily as a result of a decrease in complimentary food related to marketing activities.

      Gaming costs decreased approximately $1,157,000 or 2.8% to $39,877,000 for the three months ended March 31, 1998 from $41,034,000 for the three months ended March 31, 1997. This decrease is primarily the result of a decrease in promotional expenses.

      Food and beverage costs and expenses for the three months ended March 31, 1998 decreased approximately $291,000 or 13.7% from the comparable period in 1997. This decrease is primarily due to the decreased level of complimentary food provided to patrons.

      General and administrative expenses decreased approximately $1,164,000 or 7.2% for the three months ended March 31, 1998 from the same period in 1997 primarily due to reduced advertising expenses and employee benefits.

      Depreciation and amortization expense decreased approximately $991,000 or 19.7% for the three months ended March 31, 1998, from $5,041,000 for the three months ended March 31, 1997. During the second quarter of 1997 management decided to reevaluate the lives of fixed assets which were acquired in 1996. The net effect of this revaluation was to decrease depreciation expense by $1,409,000 for the three months ended March 31, 1998.

      Interest expense increased approximately $417,000 or 3.4% to $12,615,000 for the three months ended March 31, 1998 from $12,198,000 for the three months ended March 31, 1997 primarily due to an increase in the outstanding principal related to the PIK Notes.

   Seasonality

      The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three month period ending March 31, 1998 are not necessarily indicative of the operating results for a full year.

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

      The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of these violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Compliant by response dated October 24, 1997. The defendant's reply was served December 9, 1997. By letter dated April 2, 1998, the plaintiffs sought to amend further the Third Amended Complaint to add certain additional factual allegations. The defendants opposed the application, and the Court has not yet ruled on it.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits:

Exhibit No.     Description of Exhibit
-----------     ----------------------

       4.33 Note Purchase Agreement dated as of April 17, 1998, for 10 1/4% Series A Senior Secured Notes due 2003 of Trump's Castle Funding, Inc. and 10 1/4% Series A Senior Secured Notes due 2003 of Trump's Castle Hotel & Casino,Inc.

       4.34 Indenture, dated as of April 17, 1998, by and among Trump's Castle Hotel & Casino, Inc., as issuer, Trump's Castle Associates, L.P., as guarantor, and U.S. Bank National Association, as trustee.

       4.35 Indenture, dated as of April 17, 1998, by and among Trump's Castle Funding, Inc., as issuer, Trump's Castle Associates, L.P., as guarantor, and U.S. Bank National Association, as trustee.

       4.36 Registration Rights Agreement, dated as of April 17, 1998, by and among Trump's Castle Hotel & Casino, Inc., Trump's Castle Associates, L.P., Trump's Castle Funding, Inc. and funds managed by Putnam Investment Management.

       4.37 Intercreditor Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., Trump's Castle Funding, Inc., Trump's Castle Hotel & Casino, Inc. and U.S. Bank National Association.

       4.38 Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and Trump's Castle Funding, Inc., as Mortgagee/Secured Party.

       4.39 Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as Mortgagee/Secured Party.

       4.40 Senior Assignment Agreement, dated as of April 17, 1998, by Trump's Castle Funding, Inc., as Assignor, to U.S. Bank National Association, as Assignee.

       4.41 Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and Trump's Castle Hotel & Casino, Inc., as Mortgagee/Secured Party.

       4.42 Indenture of Mortgage and Security Agreement, dated as of April 17, 1998, between Trump's Castle Associates, L.P., as Mortgagor/Debtor, and U.S. Bank National Association, as Mortgagee/Secured Party.

       4.43 Senior TCHI Assignment Agreement, dated as of April 17, 1998, by Trump's Castle Hotel & Casino, Inc., as Assignor, to U.S. Bank National Association, as Assignee.

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

                                      TRUMP'S CASTLE FUNDING, INC.
                                            (Registrant)

Date: May 15, 1998

                                      By: /s/ NICHOLAS L. RIBIS
                                          --------------------------------------
                                      Nicholas L. Ribis
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRUMP'S CASTLE ASSOCIATES, L.P.
                                            (Registrant)

                                      By: Trump's Castle Hotel & Casino, Inc.
                                          its general partner

Date: May 15, 1998

                                      By: /s/ NICHOLAS L. RIBIS
                                          --------------------------------------
                                      Nicholas L. Ribis
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)