Form 10-Q
period 1998-06-30
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP
filed 1998-08-14
CIK 770618, 911534

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         -------------------------------

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
(Address of principal executive offices)                      (Zip Code)

                                 (609) 441-6060
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                         -------------------------------

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No___

     As of August 14, 1998, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding.

     Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of From 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                  TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY


                                                INDEX TO FORM 10-Q

                                                                                                          Page No.
                                                                                                          --------
  PART I - FINANCIAL INFORMATION
     ITEM 1 - Financial Statements

      Condensed Consolidated Balance Sheets of Trump's Castle Associates, L.P. and Subsidiary as of
           June 30, 1998 (unaudited) and December 31, 1997..............................................     1

      Condensed Consolidated Statements of Operations of Trump's Castle Associates, L.P. and Subsidiary
            for the Three and Six Months Ended June 30, 1998 and 1997 (unaudited).......................     2

      Condensed Consolidated Statement of Partners' Capital of Trump's Castle Associates, L.P. and
            Subsidiary for the Six Months Ended June 30, 1998 (unaudited)...............................     3

      Condensed Consolidated Statements of Cash Flows of Trump's Castle Associates, L.P. and Subsidiary
            for the Six Months Ended June 30, 1998 and 1997 (unaudited).................................     4

      Notes to Condensed Consolidated Financial Statements of Trump's Castle
            Associates, L.P. and Subsidiary (unaudited) ................................................     5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....     7

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................    11


  PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings.........................................................................    12

     ITEM 2 - Changes in Securities and Use of Proceeds.................................................    12

     ITEM 3 - Defaults Upon Senior Securities...........................................................    12

     ITEM 4 - Submission of Matters to a Vote of Security Holders.......................................    12

     ITEM 5 - Other Information.........................................................................    12

     ITEM 6 - Exhibits and Reports on Form 8-K..........................................................    12

  SIGNATURES
      Signature - Trump's Castle Funding, Inc...........................................................    13
      Signature - Trump's Castle Associates, L.P........................................................    14

                                   PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (in thousands)
                                               ASSETS

                                                                            June 30,  December 31,
                                                                              1998       1997
                                                                            --------   --------
                                                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ............................................   $ 19,148   $ 14,472
   Receivables, net .....................................................      8,704      8,028
   Inventories ..........................................................      2,905      3,090
   Other current assets .................................................      2,367      1,713
                                                                            --------   --------
         Total current assets ...........................................     33,124     27,303
PROPERTY AND EQUIPMENT, NET .............................................    492,462    499,513
OTHER ASSETS ............................................................     16,489     14,590
                                                                            --------   --------
         Total assets ...................................................   $542,075   $541,406
                                                                            ========   ========

                               LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
   Current maturities-other borrowings ..................................   $  1,963   $  7,954
   Accounts payable and accrued expenses ................................     28,871     25,742
   Due to affiliates ....................................................     21,100     23,949
   Accrued interest payable .............................................      5,044      4,020
                                                                            --------   --------
         Total current liabilities ......................................     56,978     61,665
MORTGAGE NOTES
   (Net of unamortized discount of $28,551 and $30,170, respectively) ...    213,590    211,971
PIK NOTES
   (Net of unamortized discount of $7,012 and $7,197, respectively) .....     79,496     73,699
OTHER BORROWINGS ........................................................     67,801     55,673
OTHER LONG TERM LIABILITIES .............................................      3,540      4,730
                                                                            --------   --------
         Total liabilities ..............................................    421,405    407,738
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL .......................................................    120,670    133,668
                                                                            --------   --------
         Total liabilities and capital ..................................   $542,075   $541,406
                                                                            ========   ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)
                                 (in thousands)

                                        Three Months              Six Months
                                       Ended June 30,            Ended June 30,
                                   ----------------------    ----------------------
                                      1998         1997         1998         1997
                                   ---------    ---------    ---------    ---------
REVENUES:
   Gaming ......................   $  61,163    $  68,545    $ 123,776    $ 132,519
   Rooms .......................       3,904        4,842        7,461        8,779
   Food and beverage ...........       8,047        8,613       15,541       16,532
   Other .......................       2,713        3,162        4,598        5,368
                                   ---------    ---------    ---------    ---------
      Gross revenues ...........      75,827       85,162      151,376      163,198
Less-promotional allowances ....       8,986       10,123       17,932       19,735
                                   ---------    ---------    ---------    ---------
   Net revenues ................      66,841       75,039      133,444      143,463
                                   ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
   Gaming ......................      38,727       44,449       78,604       85,483
   Rooms .......................         931          691        1,599        1,299
   Food and beverage ...........       2,522        2,497        4,354        4,620
   General and administrative ..      13,682       16,049       28,691       32,222
   Depreciation and amortization       4,148        3,684        8,198        8,725
                                   ---------    ---------    ---------    ---------
   Total costs and expenses ....      60,010       67,370      121,446      132,349
                                   ---------    ---------    ---------    ---------
      Income from operations ...       6,831        7,669       11,998       11,114
INTEREST INCOME ................         153           91          381          160
INTEREST EXPENSE ...............     (12,762)     (12,330)     (25,377)     (24,528)
                                   ---------    ---------    ---------    ---------
   Net loss ....................   $  (5,778)   $  (4,570)   $ (12,998)   $ (13,254)
                                   =========    =========    =========    =========



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)
                                 (in thousands)


                                         Partners'     Partners'
                                          Capital       Deficit          Total
                                         ---------     ---------      ---------
Balance at December 31, 1997 .......     $ 175,395     $ (41,727)     $ 133,668
Net loss ...........................          --         (12,998)       (12,998)
                                         ---------     ---------      ---------
Balance at June 30, 1998 ...........     $ 175,395     $ (54,725)     $ 120,670
                                         =========     =========      =========


               The accompanying notes are an integral part of this
                       condensed consolidated statement.

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)
                                 (in thousands)

                                                                                Six Months
                                                                              Ended June 30,
                                                                           --------------------
                                                                             1998        1997
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................................   $(12,998)   $(13,254)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
       Noncash charges-
          Depreciation and amortization ................................      8,198       8,725
          Accretion of bond discount ...................................      1,804       1,543
          Issuance of debt in exchange for accrued interest ............      5,612       4,908
          Provision for losses on receivables ..........................        536         744
          Valuation allowance-CRDA investments .........................        528         576
          Increase in receivables ......................................     (1,212)     (2,347)
          Decrease (increase) in inventories ...........................        185      (1,270)
          Increase in other current assets .............................       (614)     (1,369)
          Increase in other assets .....................................       (888)     (3,412)
          Increase in current liabilities ..............................      4,153       3,248
          (Decrease) increase in amounts due to affiliates .............       (321)     10,125
          Decrease in other liabilities ................................     (1,190)        (75)
                                                                           --------    --------
               Net cash flows provided by operating activities .........      3,793       8,142
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net .....................     (1,147)     (1,397)
          Purchase of CRDA investments .................................     (1,539)     (1,672)
                                                                           --------    --------
               Net cash flows used in investing activities .............     (2,686)     (3,069)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of note payable to affiliate .......................     (2,550)     (2,000)
          Repayment of other borrowings ................................    (60,881)     (2,120)
          Proceeds of other borrowings .................................     67,000        --
                                                                           --------    --------
               Net cash flows provided by (used in) financing activities      3,569      (4,120)
                                                                           --------    --------
               Net increase in cash and cash equivalents ...............      4,676         953
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................     14,472      15,380
                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $ 19,148    $ 16,333
                                                                           ========    ========
SUPPLEMENTAL INFORMATION:
   Cash paid for interest ..............................................   $ 16,874    $ 18,025
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

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is wholly owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR").

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

     Funding was incorporated solely to serve as a financing company to raise funds through the issuance of bonds to the public. Since Funding has no business operations, its ability to repay the principal and interest on the 10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership. (See Note 3 regarding refinancing of the Old Senior Notes.)

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 1998 are not necessarily indicative of the operating results for a full year.

  (2) Property and Equipment

     During the second quarter of 1997, the Partnership revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a five to seven year life. The Partnership believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the six months ended June 30, 1998, the net effect of applying these new lives was to decrease the net loss by $1,409,000. There was no effect to net loss as a result of applying these new estimates of useful lives for the three months ended June 30, 1998.

  (3) Long Term Debt and Subsequent Event

     On April 17, 1998, Funding refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes")

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

and its term loan with a bank (the "Term Loan") by issuing the New Senior Notes. The New Senior Notes have a priority mortgage lien ahead of the Partnership's Mortgage Notes and are further secured by virtually all of the Partnership's assets. The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, Trump's Castle Hotel & Casino Inc., a New Jersey corporation and the general partner of the Partnership ("TCHI"), obtained a working capital credit facility (the "Working Capital Loan"). Both the New Senior Notes and the Working Capital Loan are guaranteed by the Partnership.

     The New Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Senior Notes mature on April 17, 2003 and are included in Other Borrowings in the Partnership's condensed consolidated balance sheet.

     The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan, which matures on April 17, 2003, is payable to TCHI and is included in Other Borrowings on the Partnership's condensed consolidated balance sheet.

     On July 8, 1998, the Partnership received a bank commitment to refinance its Mortgage Notes, New Senior Notes and the Working Capital Loan. A tender offer was made to existing mortgage note holders on July 9, 1998 offering $940 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer is conditioned upon, among other things, a minimum tender of 98% of the principal amount of the mortgage notes. The expiration of the tender offer was extended to August 14, 1998. Although it is the Partnership's intention to complete this transaction, no assurances can be made as to the ultimate consummation of the refinancing, or on the terms as are currently outlined in the existing tender offer and bank commitment.

(4)  Financial Information of Funding

         Financial information relating to Funding is as follows (in thousands):

                                                                                      June 30,  December 31,
                                                                                        1998       1997
                                                                                      --------   --------
Total Assets (including Mortgage Notes Receivable of $242,141, net  of unamortized  discount of $28,551 and $30,170 at June 30, 1998 and December 31,
1997, PIK Notes Receivable of $86,508, net of unamortized  discount of $7,012 at June 30, 1998 and  $80,896, net of unamortized discount of $7,197 at
December 31, 1997, New Senior Notes Receivable of $62,000 at June 30,
1998 and Old Senior Notes Receivable of $27,000 at December 31, 1997) .............   $355,086   $312,670
                                                                                      ========   ========

Total Liabilities and Capital (including Mortgage Notes Payable of $242,141, net of unamortized discount of $28,551 and $30,170 at June 30, 1998 and December
31, 1997, PIK Notes Payable of $86,508, net of unamortized discount of
$7,012 at June 30, 1998 and $80,896, net of unamortized discount of $7,197 at December 31, 1997, New Senior Notes Payable of $62,000 at June 30, 1998
and Old Senior Notes Payable of $27,000 at December 31, 1997) .....................   $355,086   $312,670
                                                                                      ========   ========


                                                              Six Months
                                                             Ended June 30,
                                                      --------------------------
                                                        1998               1997
                                                      -------            -------
Interest Income ..........................            $23,917            $22,243
Interest Expense .........................             23,917             22,243
                                                      -------            -------
Net Income ...............................            $  --              $  --
                                                      =======            =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  Capital Resources and Liquidity

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the six months ended June 30 1998, the Partnership's net cash flow provided by operating activities was $3,793,000.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital   expenditures   for  1998  are  anticipated  to  be  approximately
$5,000,000 and principally consist of hotel room renovations, as well as ongoing casino floor improvements.

     At June 30, 1998, the Partnership's debt consisted primarily of (i) the New Senior Notes, (ii) the Mortgage Notes, (iii) the PIK Notes and (iv) the Working Capital Loan.

     The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum and mature on November 15, 2003.

     The PIK Notes have an outstanding principal amount of approximately $86,508,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 1998 interest in the amount of approximately $5,612,000 was paid through the issuance of additional PIK Notes and the Partnership anticipates that additional interest due during the fourth quarter of approximately $6,002,000 will be paid through the issuance of additional PIK Notes.

     On April 17, 1998, Funding refinanced its Old Senior Notes and its Term Loan by issuing the New Senior Notes. The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained a working capital credit facility (the "Working Capital Loan") and loaned the proceeds to the Partnership.

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

     On July 8, 1998, the Partnership received a bank commitment to refinance its Mortgage Notes, New Senior Notes and the Working Capital Loan. A tender offer was made to existing mortgage note holders on July 9, 1998 offering $940 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer is conditioned upon, among other things, a minimum tender of 98% of the principal amount of the mortgage notes. The expiration of the tender offer was extended to August 14, 1998. Although it is the Partnership's intention to complete this transaction, no assurances can be made as to the ultimate consummation of the refinancing, or on the terms as are currently outlined in the existing tender offer and bank commitment.

     The Partnership's total cash debt service requirement was approximately $20,880,000 during the six months ended June 30, 1998 and the Partnership anticipates that approximately $18,859,000 in cash will be required during the remainder of 1998 to meet its debt service obligations. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,437,000 is outstanding), although there can be no assurance that such financing will be available or on terms acceptable to the Partnership.

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


Comparison of Results of Operations for the Three Month Periods Ended June 30, 1998 and 1997.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table games win. The following table details activity for the major components of gaming revenues:


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                    1998                 1997
                                                    ----                 ----
                                                       (dollars in thousands)

Table Game Revenue ......................           $15,131             $18,799
Decrease from Prior Period ..............           ($3,668)
Table Game Drop .........................          $100,776            $128,355
Decrease from Prior Period ..............          ($27,579)
Table Game Win Percentage ...............              15.0%               14.6%
Increase from Prior Period ..............          0.4 pts.
Number of Table Games ...................                91                  96
Decrease from Prior Period ..............                (5)

Slot Revenue ............................           $45,503             $49,210
Decrease from Prior Period ..............           ($3,707)
Slot Handle .............................          $561,710            $590,006
Decrease from Prior Period ..............          ($28,296)
Slot Win Percentage .....................               8.1%                8.3%
Decrease from Prior Period ..............        (0.2 pts.)
Number of Slot Machines .................             2,163               2,168
Decrease from Prior Period ..............                (5)

Poker Revenue ...........................              --                  $131
Decrease from Prior Period ..............             ($131)
Number of Poker Tables ..................              --                     6
Decrease from Prior Period ..............                (6)

Other Gaming Revenue ....................              $529                $405
Increase from Prior Period ..............              $124

Total Gaming Revenues ...................           $61,163             $68,545
Decrease from Prior Period ..............           ($7,382)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Table game and slot revenues decreased by $3,668,000 and $3,707,000, respectively, for the three months ended June 30, 1998 compared to the prior year. These decreases are a result of the increased gaming capacity in the Atlantic City market as well as management's decision to reduce promotional gaming costs in an effort to eliminate less profitable programs. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 14.9% and 14.7% for the three month periods ended June 30, 1998 and 1997, respectively.

     Non gaming revenues, in the aggregate, decreased by approximately $1,953,000 or 11.8% to $14,664,000 for the three months ended June 30, 1998 from $16,617,000 for the three months ended June 30, 1997, primarily as a result of a decrease in complimentary room rates as well as a decrease in complimentary food and beverage activity. The complimentary room rate was reduced by management to more closely conform to current industry practice. Industry-wide room rates have recently decreased as a result of increased room inventory in the Atlantic City market.

     The  majority  of the  decrease  in  non-gaming  revenues  was  offset by a decrease in promotional allowances. Promotional allowances decreased by approximately $1,137,000 or 11.2% to $8,986,000 for the three months ended June 30, 1998 from $10,123,000 for the three months ended June 30, 1997, primarily as a result of a decrease in complimentary food and rooms related to marketing activities. This decrease is primarily the result of a decrease in promotion spending activity in an effort to control costs.

     Gaming costs decreased approximately $5,722,000 or 12.9% to $38,727,000 for the three months ended June 30, 1998 from $44,449,000 for the three months ended June 30, 1997. This decrease is primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

     General and administrative expenses decreased approximately $2,367,000 or 14.7% for the three months ended June 30, 1998 from the same period in 1997 primarily due to reduced payroll and other benefits related to Trump Casino Services, L.L.C. ("TCS"), a wholly owned subsidiary of THCR Holdings, which provides administrative support services to all of the Trump Atlantic City properties.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (Continued)

Comparison of Results of Operations for the Six Month Periods Ended June 30, 1998 and 1997.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table games win. The following table details activity for the major components of gaming revenues:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                     1998                 1997
                                                     ----                 ----
                                                       (dollars in thousands)

Table Game Revenue ......................           $32,809             $37,343
Decrease from Prior Period ..............           ($4,534)
Table Game Drop .........................          $212,620            $244,905
Decrease from Prior Period ..............          ($32,285)
Table Game Win Percentage ...............              15.4%               15.2%
Increase from Prior Period ..............           0.2 pts.
Number of Table Games ...................                93                  95
Decrease from Prior Period ..............                (2)

Slot Revenue ............................           $90,155             $94,353
Decrease from Prior Period ..............           ($4,198)
Slot Handle .............................        $1,113,553          $1,137,893
Decrease from Prior Period ..............          ($24,340)
Slot Win Percentage .....................               8.1%                8.3%
Decrease from Prior Period ..............         (0.2 pts.)
Number of Slot Machines .................             2,159               2,250
Decrease from Prior Period ..............               (91)

Poker Revenue ...........................           $  --                  $256
Decrease from Prior Period ..............             ($256)
Number of Poker Tables ..................              --                     6
Decrease from Prior Period ..............                (6)

Other Gaming Revenue ....................              $812                $567
Increase from Prior Period ..............              $245

Total Gaming Revenues ...................          $123,776            $132,519
Decrease from Prior Period ..............           ($8,743)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.2% and 15.1% for the six month periods ended June 30, 1998 and 1997, respectively.

     Non gaming revenues, in the aggregate, decreased by approximately $3,079,000 or 10.0% to $27,600,000 for the six months ended June 30, 1998 from
$30,679,000 for the six months ended June 30, 1997, primarily as a result of a decrease in complimentary room rates.

     Promotional allowances decreased by approximately $1,803,000 or 9.1% to $17,932,000 for the six months ended June 30, 1998 from $19,735,000 for the six months ended June 30, 1997, primarily as a result of a decrease in complimentary food and rooms related to marketing activities. This decrease is primarily the result of a decrease in promotional spending activity in an effort to control costs.

     Gaming costs decreased approximately $6,879,000 or 8.0% to $78,604,000 for the six months ended June 30, 1998 from $85,483,000 for the six months ended June 30, 1997. This decrease is primarily the result of a decrease in promotional and complimentary expenses.

     General and administrative expenses decreased approximately $3,531,000 or 11.0% for the six months ended June 30, 1998 from the same period in 1997 primarily due to reduced advertising expenses and payroll and other benefits related to TCS which provides administrative support services to all of the Trump Atlantic City properties.

Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 1998 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in the Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

     From time to time, the Partnership may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act. However, the Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on its ability to otherwise retain or renew any casino or other licenses required under the New Jersey Casino Control Act for the operation of Trump Marina.

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




                                      TRUMP'S CASTLE FUNDING, INC.
                                            (Registrant)

Date: August 14, 1998
                                        By:  /s/ NICHOLAS L. RIBIS
                                             ----------------------------------
                                        Nicholas L. Ribis
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TRUMP'S CASTLE ASSOCIATES, L.P.
                                            (Registrant)
                                       By:   Trump's Castle Hotel & Casino, Inc.
                                             its general partner
Date: August 14, 1998
                                       By:  /s/ NICHOLAS L. RIBIS
                                            -----------------------------------
                                       Nicholas L. Ribis
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)