Form 10-Q
period 1998-09-30
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE ASSOCIATES LP; TRUMPS CASTLE HOTEL & CASINO INC
filed 1998-11-13
CIK 770618, 911534, 1063882

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         -------------------------------

                         Commission file number: 1-9029

                          TRUMP'S CASTLE HOTEL & CASINO INC.
             (Exact name of registrant as specified in its charter)

               NEW JERSEY                                     11-2735914
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

  Huron Avenue and Brigantine Boulevard
        Atlantic City, New Jersey                                08401
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
(Address of principal executive offices)                      (Zip Code)

                                (609) 441-6060
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                         -------------------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  --   --
     As of November 13, 1998, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding.

     Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of November 13, 1998, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding.

     Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================




                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                        PAGE NO.
                                                                                                        --------
PART I - FINANCIAL INFORMATION
   ITEM 1 - Financial Statements
      Condensed Consolidated Balance Sheets of Trump's Castle Associates, L.P. and Subsidiary as of
           September 30, 1998 (unaudited) and December 31, 1997.........................................     1

      Condensed Consolidated Statements of Operations of Trump's Castle Associates, L.P. and Subsidiary
            for the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited).................     2

      Condensed Consolidated Statement of Partners' Capital of Trump's Castle Associates, L.P. and
            Subsidiary for the Nine Months Ended September 30, 1998 (unaudited).........................     3

      Condensed Consolidated Statements of Cash Flows of Trump's Castle Associates, L.P. and Subsidiary
            for the Nine Months Ended September 30, 1998 and 1997 (unaudited)...........................     4

      Notes to Condensed Consolidated Financial Statements of Trump's Castle Associates, L.P.
            and Subsidiary (unaudited) .................................................................     5

   ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......     9

   ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk..................................    15


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings...........................................................................    16

   ITEM 2 - Changes in Securities and Use of Proceeds...................................................    16

   ITEM 3 - Defaults Upon Senior Securities.............................................................    16

   ITEM 4 - Submission of Matters to a Vote of Security Holders.........................................    16

   ITEM 5 - Other Information...........................................................................    16

   ITEM 6 - Exhibits and Reports on Form 8-K............................................................    16

SIGNATURES
      SIGNATURE - Trump's Castle Hotel & Casino, Inc....................................................    17
      SIGNATURE - Trump's Castle Funding, Inc...........................................................    18
      SIGNATURE - Trump's Castle Associates, L.P........................................................    19





                                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)
                                                      ASSETS
                                                                                 September 30,     December 31,
                                                                                     1998               1997
                                                                                 -------------     ------------
                                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents................................................         $30,120          $14,472
   Receivables, net.........................................................          10,356            8,028
   Inventories..............................................................           2,780            3,090
   Other current assets.....................................................           2,526            1,713
                                                                                    --------         --------
         Total current assets...............................................          45,782           27,303
PROPERTY AND EQUIPMENT, NET.................................................         491,564          499,513
OTHER ASSETS................................................................          15,618           14,590
                                                                                    --------         --------
         Total assets.......................................................        $552,964         $541,406
                                                                                    ========         ========

                                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
   Current maturities-other borrowings......................................          $1,669           $7,954
   Accounts payable and accrued expenses....................................          29,334           25,742
   Due to affiliates........................................................          21,141           23,949
   Accrued interest payable.................................................          13,873            4,020
                                                                                    --------         --------
         Total current liabilities..........................................          66,017           61,665
MORTGAGE NOTES
   (Net of unamortized discount of $27,695 and $30,170, respectively).......         214,446          211,971
PIK NOTES
   (Net of unamortized discount of $6,911 and $7,197, respectively).........          79,597           73,699
OTHER BORROWINGS............................................................          67,596           55,673
OTHER LONG TERM LIABILITIES.................................................           6,493            4,730
                                                                                    --------         --------
         Total liabilities..................................................         434,149          407,738
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL...........................................................         118,815          133,668
                                                                                    --------         --------
         Total liabilities and capital......................................        $552,964         $541,406
                                                                                    ========         ========

                  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                       1




                                  TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                   (unaudited)
                                                  (in thousands)


                                                            Three Months                     Nine Months
                                                         Ended September 30,              Ended September 30,
                                                      ------------------------         ------------------------
                                                         1998           1997            1998             1997
                                                      ---------      ---------         ---------      ---------
REVENUES:
   Gaming...........................................  $  74,236      $  72,609         $ 198,012      $ 205,128
   Rooms............................................      4,990          5,663            12,451         14,442
   Food and beverage................................     10,459          9,814            26,000         26,346
   Other............................................      3,716          3,229             8,314          8,597
                                                      ---------      ---------         ---------      ---------
      Gross revenues................................     93,401         91,315           244,777        254,513
Less-promotional allowances.........................     11,740         11,618            29,672         31,353
                                                      ---------      ---------         ---------      ---------
   Net revenues.....................................     81,661         79,697           215,105        223,160
                                                      ---------      ---------         ---------      ---------
COSTS AND EXPENSES:
   Gaming...........................................     46,941         44,605           125,545        130,088
   Rooms............................................        687            690             2,286          1,989
   Food and beverage................................      2,862          3,041             7,216          7,661
   General and administrative.......................     16,153         16,610            44,844         48,832
   Depreciation and amortization....................      4,160          4,171            12,358         12,896
                                                      ---------      ---------         ---------      ---------
   Total costs and expenses.........................     70,803         69,117           192,249        201,466
                                                      ---------      ---------         ---------      ---------
      Income from operations........................     10,858         10,580            22,856         21,694
INTEREST INCOME.....................................        173            112               554            272
INTEREST EXPENSE....................................    (12,886)       (12,781)          (38,263)       (37,309)
                                                      ---------      ---------         ---------      ---------
   Net loss.........................................  $  (1,855)     $  (2,089)        $ (14,853)     $ (15,343)
                                                      =========      =========         =========      =========

                        The accompanying notes are an integral part of these condensed consolidated statements.






                                  TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                   (unaudited)
                                                  (in thousands)

                                                                    Partners'        Partners'
                                                                     Capital          Deficit            Total
                                                                    --------         --------          --------
Balance at December 31, 1997..................................      $175,395         $(41,727)         $133,668
Net loss......................................................          --            (14,853)          (14,853)
                                                                    --------         --------          --------
Balance at September 30, 1998.................................      $175,395         $(56,580)         $118,815
                                                                    ========         ========          ========

                   The accompanying notes are an integral part of this condensed consolidated statement.




                                  TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                   (unaudited)
                                                  (in thousands)
                                                                                          Nine Months
                                                                                       Ended September 30,
                                                                                   -------------------------
                                                                                     1998             1997
                                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................     $(14,853)        $(15,343)
   Adjustments to reconcile net loss to net cash flows provided by operating activities-
          Depreciation and amortization.......................................       12,358           12,896
          Accretion of bond discount..........................................        2,761            2,361
          Provision for losses on receivables.................................          943            1,134
          Valuation allowance-CRDA investments................................          854              878
          Increase in receivables.............................................       (3,271)          (4,258)
          Decrease (increase) in inventories..................................          310           (1,327)
          Increase in other current assets....................................         (773)            (555)
          Increase in other assets............................................       (1,862)          (1,412)
          Increase in current liabilities.....................................       13,445           12,141
          (Decrease) increase in amounts due to affiliates....................         (295)           4,356
          Increase in other liabilities.......................................        7,375            7,376
                                                                                   --------         --------
               Net cash flows provided by operating activities................       16,992           18,247
                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment, net............................       (1,950)          (5,453)
          Purchase of CRDA investments........................................       (2,464)          (2,578)
                                                                                   --------         --------
               Net cash flows used in investing activities....................       (4,414)          (8,031)
                                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of note payable to affiliate..............................       (2,550)          (2,000)
          Repayment of other borrowings.......................................      (61,380)          (3,142)
          Proceeds of other borrowings........................................       67,000             --
                                                                                   --------         --------
               Net cash flows provided by (used in) financing activities......        3,070           (5,142)
                                                                                   --------         --------
               Net increase in cash and cash equivalents......................       15,648            5,074
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................       14,472           15,380
                                                                                   --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................     $ 30,120         $ 20,454
                                                                                   ========         ========

SUPPLEMENTAL INFORMATION:
   Cash paid for interest.....................................................     $ 16,963         $ 19,297
                                                                                   ========         ========

                        The accompanying notes are an integral part of these condensed consolidated statements.

                                                       4

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
(1) ORGANIZATION AND OPERATIONS

     The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") and 1% by Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI"). TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR").

     All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

     The Partnership operates the Trump Marina Hotel Casino ("Trump Marina"), a luxury casino hotel located in the Marina District of Atlantic City, New Jersey. The primary portion of Trump Marina's revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense and the Partnership believes that the competition will continue to intensify due to expansion by existing operators and new entrants to the gaming industry becoming operational.

     Funding was incorporated solely to serve as a financing company to raise funds through the issuance of bonds to the public. Since Funding has no business operations, its ability to repay the principal and interest on the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the "New Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership. (See Note 3 regarding refinancing of the 11 1/2% Senior Secured Notes due 2000 (the "Old Senior Notes".)

     TCHI was incorporated to engage in casino gaming activities pursuant to the New Jersey Casino Control Act. Since TCHI has no operations, its ability to repay the principal and interest on the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependant on the operations of the Partnership. (See Note 3 regarding refinancing of the Old Senior Notes.)

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 1998 are not necessarily indicative of the operating results for a full year.

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

                 TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (unaudited)

The Partnership believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the nine months ended September 30, 1998, the net effect of applying these new lives was to decrease the net loss by $1,409,000. There was no effect on net loss as a result of applying these new estimates of useful lives for the three months ended September 30, 1998.

(3) LONG TERM DEBT

     On April 17, 1998, Funding refinanced its Old Senior Notes and its term loan with a bank (the "Term Loan") by issuing the New Senior Notes. The New Senior Notes have a priority mortgage lien ahead of the Partnership's Mortgage Notes and are further secured by virtually all of the Partnership's assets. The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained the Working Capital Loan. Both the New Senior Notes and the Working Capital Loan are guaranteed by the Partnership.

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

     A tender offer was made to the existing Partnership Mortgage Note holders on July 9, 1998, offering $940 per $1,000 of principal amount, plus accrued interest. On August 19, 1998, the tender offer was amended to increase the consideration to be paid to tendering Mortgage Note holders to $975 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer was conditioned upon, among other things, a minimum tender of 98% of the principal amount of the Mortgage Notes. Since the minimum tender requirement of 98% was not satisfied, the tender offer expired at 5:00 p.m. on September 17, 1998, in accordance with its terms.




                                  TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                   (unaudited)

(4) FINANCIAL INFORMATION OF FUNDING                                              September 30,     December 31,
      Financial information relating to Funding is as follows (in thousands):          1998             1997
                                                                                  --------------    ------------
Total Assets (including Mortgage Notes Receivable of $242,141, net of unamortized discount of $27,695 and $30,170 at September 30, 1998 and
     December 31, 1997, PIK Notes Receivable of $86,508, net of unaortized discount of $6,911 at September 30, 1998 and $80,896, net of unamortized discount of $7,197 at December 31, 1997, New Senior Notes Receivable of
     $62,000 at September 30, 1998 and Old Senior Notes Receivable of $27,000 at
     December 31, 1997) ..........................................................   $356,043         $312,670
                                                                                     ========         ========



Total Liabilities and Capital (including Mortgage Notes Payable of $242,141, net of unamortized discount of $27,695 and $30,170 at September 30, 1998 and
     December 31, 1997, PIK Notes Payable of $86,508, net of unamortized discount of $6,911 at September 30, 1998 and $80,896, net of unamortized discount of $7,197 at December 31, 1997, New Senior Notes Payable of
     $62,000 at September 30, 1998 and Old Senior Notes Payable of $27,000 at
     December 31, 1997) ..........................................................   $356,043          $312,670
                                                                                     ========          ========


                                                                                              Nine Months
                                                                                          Ended September 30,
                                                                                      -------------------------
                                                                                        1998              1997
                                                                                      -------           -------
Interest Income.................................................................      $36,611           $33,541
Interest Expense................................................................       36,611            33,541
                                                                                      -------           -------
Net Income......................................................................      $   --            $   --
                                                                                      =======           =======





                                       TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                                         (unaudited)


(5) FINANCIAL INFORMATION OF TCHI
         Financial information relating to TCHI is as follows (in thousands):

                                                                                September 30,   December 31,
                                                                                   1998            1997
                                                                                -------------   ------------
Total Assets (including Working Capital Loan Receivable of
  $5,000 at September 30, 1998)............................................       $5,000          $   --
                                                                                  ======          =======

Total Liabilities and Capital (including Working Capital Loan
  Payable of $5,000 at September 30, 1998).................................       $5,000          $   --
                                                                                  ======          =======



                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                  -----------------------
                                                                                   1998             1997
                                                                                  ------            -----
Interest Income............................................................       $  233            $  --
Interest Expense...........................................................          233               --
                                                                                  ------            ------
Net Income.................................................................       $  --             $  --
                                                                                  ======            ======

                                                  8

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended September 30, 1998, the Partnership's net cash flow provided by operating activities was $16,992,000.

     In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

     Capital expenditures for 1998 are anticipated to be approximately $4,000,000 and principally consist of hotel room renovations, as well as ongoing casino floor improvements.

     At September 30, 1998, the Partnership's debt consisted primarily of (i) the Mortgage Notes, (ii) the PIK Notes, (iii) the New Senior Notes and (iv) the Working Capital Loan.

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

     On April 17, 1998, Funding refinanced its Old Senior Notes and its Term Loan by issuing the New Senior Notes. The proceeds from the issuance of the New Senior Notes were used to redeem all of the issued and outstanding Old Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI obtained the Working Capital Loan and loaned the proceeds to the Partnership.

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

     A tender offer was made to existing Partnership Mortgage Note holders on July 9, 1998, offering $940 per $1,000 of principal amount, plus accrued interest. On August 19, 1998, the tender offer was amended to increase the consideration to be paid to tendering Mortgage Note holders to $975 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer was conditioned upon, among other things, a minimum tender of 98% of the principal amount of the Mortgage Notes. Since the minimum tender requirement of 98% was not satisfied, the tender offer expired at 5:00 p.m. on September 17, 1998, in accordance with its terms.

     The Partnership's total cash debt service requirement was approximately $21,480,000 during the nine months ended September 30, 1998 and the Partnership anticipates that approximately $18,531,000 in cash will be required during the remainder of 1998 to meet its debt service obligations. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,440,000 is outstanding), although there can be no assurance that such financing will be available or on terms acceptable to the Partnership.

     The Partnership has assessed the year 2000 issue and has begun implementing a plan to insure its systems are year 2000 compliant. Analysis has been made of the Partnership's various customer support and internal administration systems with appropriate modifications having been made or underway. Testing the modifications will be ongoing during 1998 and is expected to be completed during early 1999. The Partnership is approximately 50% complete in its modifications.

     The Partnership believes that the issues of concern are predominantly software related versus hardware related. Further, the Partnership relies upon third party suppliers for support of their individual systems provided to the Partnership. These are primarily support of property, plant and equipment, such as telephones, elevators and fire safety systems. Contact has been made with all significant system suppliers and the Partnership is at various stages of

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to insure year 2000 compliance. The cost of addressing the year 2000 issue is not expected to be material, and will be funded out of operations.

     If the Partnership did not assess the year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since the Partnership expects to be fully year 2000 compliant, it does not feel that a contingency plan is necessary at this time.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

Comparison of Results of Operations for the Three Month Periods Ended September 30, 1998 and 1997.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table game win. The following chart details activity for the major components of gaming revenues:



                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                   -------------------
                                                                                1998                   1997
                                                                              --------              ---------
                                                                                   (dollars in thousands)
Table Game Revenue......................................................       $20,837                $23,080
Decrease from Prior Period..............................................       ($2,243)
Table Game Drop.........................................................      $132,698               $135,946
Decrease from Prior Period..............................................       ($3,248)
Table Game Win Percentage...............................................          15.7%                  17.0%
Decrease from Prior Period..............................................     (1.3 pts.)
Number of Table Games...................................................            91                     94
Decrease from Prior Period..............................................            (3)

Slot Revenue............................................................       $52,408                $48,603
Increase from Prior Period..............................................        $3,805
Slot Handle.............................................................      $649,979               $606,858
Increase from Prior Period..............................................       $43,121
Slot Win Percentage.....................................................           8.1%                   8.0%
Increase from Prior Period..............................................      0.1 pts.
Number of Slot Machines.................................................         2,170                  2,142
Increase from Prior Period..............................................            28

Poker Revenue...........................................................      $    --                    $137
Decrease from Prior Period..............................................         ($137)
Number of Poker Tables..................................................           --                       4
Decrease from Prior Period..............................................            (4)

Other Gaming Revenue....................................................          $991                   $789
Increase from Prior Period..............................................          $202

Total Gaming Revenues...................................................       $74,236                $72,609
Increase from Prior Period..............................................       $1,627


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Table game revenues decreased by $2,243,000 for the three months ended September 30, 1998 compared to the prior year. This decrease is a result of the increased gaming capacity in the Atlantic City market as well as a lower table game win percentage than the previous year. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.5% and 14.6% for the three months ended September 30, 1998 and 1997, respectively.

     Non gaming revenues, in the aggregate, increased by approximately $459,000 or 2.5% to $19,165,000 for the three months ended September 30, 1998 from $18,706,000 for the three months ended September 30, 1997, primarily as a result of an increase in food and beverage revenues and entertainment revenues which were partially offset by a decrease in rooms revenue due to a reduction in complimentary room rates. The complimentary room rates were reduced by management to more closely conform to current industry practice. Industry-wide room rates have recently decreased as a result of increased room inventory in the Atlantic City market.

     Gaming costs increased approximately $2,336,000 or 5.2% to $46,941,000 for the three months ended September 30, 1998 from $44,605,000 for the three months ended September 30, 1997. This increase is primarily the result of an increase in promotional and complimentary expenses as well as increased entertainment expenses.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1998 and 1997.

     Gaming revenues are the primary source of the Partnership's revenues and primarily consist of slot machine and table game win. The following chart details activity for the major components of gaming revenues:


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      -----------------
                                                                                1998                   1997
                                                                              --------              ---------
                                                                                   (dollars in thousands)
Table Game Revenue......................................................       $53,646                $60,423
Decrease from Prior Period..............................................       ($6,777)
Table Game Drop.........................................................      $345,318               $380,850
Decrease from Prior Period..............................................      ($35,532)
Table Game Win Percentage...............................................          15.5%                  15.9%
Decrease from Prior Period..............................................     (0.4 pts.)
Number of Table Games...................................................            92                     90
Increase from Prior Period..............................................             2

Slot Revenue............................................................      $142,563               $142,956
Decrease from Prior Period..............................................         ($393)
Slot Handle.............................................................    $1,763,532             $1,744,751
Increase from Prior Period..............................................       $18,781
Slot Win Percentage.....................................................           8.1%                   8.2%
Decrease from Prior Period..............................................     (0.1 pts.)
Number of Slot Machines.................................................         2,163                  2,214
Decrease from Prior Period..............................................           (51)

Poker Revenue...........................................................       $    --                   $393
Decrease from Prior Period..............................................         ($393)
Number of Poker Tables..................................................            --                      5
Decrease from Prior Period..............................................            (5)

Other Gaming Revenue....................................................        $1,803                 $1,356
Increase from Prior Period..............................................          $447

Total Gaming Revenues...................................................      $198,012               $205,128
Decrease from Prior Period..............................................       ($7,116)


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Table game revenues decreased by approximately $6,777,000 for the nine months ended September 30, 1998 as compared to the prior year, primarily due to reduced table game drop and a lower table game win percentage. The reduction in table game drop is a result of the increased gaming capacity in the Atlantic City market as well as managements' decision to reduce promotional gaming costs in an effort to eliminate less profitable programs. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.3% and 14.9% for the nine month periods ended September 30, 1998 and 1997, respectively.

     Non gaming revenues, in the aggregate, decreased by approximately $2,620,000 or 5.3% to $46,765,000 for the nine months ended September 30, 1998 from $49,385,000 for the nine months ended September 30, 1997, primarily as a result of a decrease in rooms revenue due to a reduction in complimentary room rates.

     The majority of the decrease in non gaming revenues was offset by a corresponding decrease in promotional allowances. Promotional allowances decreased by approximately $1,681,000 or 5.4% to $29,672,000 for the nine months ended September 30, 1998 from $31,353,000 for the nine months ended September 30, 1997, primarily as a result of a decrease in complimentary rooms related to marketing activities. These savings are primarily due to the decrease in complimentary room rates.

     Gaming costs decreased approximately $4,543,000 or 3.5% to $125,545,000 for the nine months ended September 30, 1998 from $130,088,000 for the nine months ended September 30, 1997. This decrease is primarily the result of a decrease in promotional and complimentary expenses achieved by eliminating less profitable programs.

     General and administrative expenses decreased approximately $3,988,000 or 8.2% to $44,844,000 for the nine months ended September 30, 1998 from $48,832,000 for the nine months ended September 30, 1997 primarily due to reduced advertising expenses and also as a result of reduced payroll and other benefits related to Trump Casino Services, L.L.C., a wholly owned subsidiary of THCR Holdings, which provides administrative support services to all of the Trump Atlantic City Properties. In addition, insurance reserves were reduced by approximately $620,000 as a result of an internal risk management review.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and nine month periods ending September 30, 1998 are not necessarily indicative of the operating results for a full year.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (Continued)


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

                           PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     The Partnership, its partners, certain members of the former Executive Committee of the Partnership, Funding and certain of their employees are involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. The Partnership and Funding have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5 -- OTHER INFORMATION
          None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
          a. Exhibits:

   Exhibit No.        Description of Exhibit
   ----------         ----------------------
         27.1     Financial Data Schedule of Trump's Castle Hotel & Casino, Inc.

         27.2     Financial Data Schedule of Trump's Castle Funding, Inc.

         27.3     Financial Data Schedule of Trump's Castle Associates, L.P.

         b. Current Reports on Form 8-K:
                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TRUMP'S CASTLE HOTEL & CASINO, INC.
                                            (Registrant)

Date: November 13, 1998
                                      By: /s/ NICHOLAS L. RIBIS
                                          -----------------------------------
                                          Nicholas L. Ribis
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TRUMP'S CASTLE FUNDING, INC.
                                           (Registrant)

Date: November 13, 1998
                                     By: /s/ NICHOLAS L. RIBIS
                                         -------------------------------------
                                         Nicholas L. Ribis
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

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




                                     TRUMP'S CASTLE ASSOCIATES, L.P.
                                           (Registrant)
                                     By:   Trump's Castle Hotel & Casino, Inc.
                                           its general partner

Date: November 13, 1998
                                     By: /s/ NICHOLAS L. RIBIS
                                         --------------------------------------
                                         Nicholas L. Ribis
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)