Form 10-Q
period 2001-06-30
TRUMPS CASTLE FUNDING INC; TRUMPS CASTLE HOTEL & CASINO INC; TRUMPS CASTLE ASSOCIATES LP
filed 2001-08-14
CIK 770618, 1063882, 911534

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

             (Mark One)           FORM 10-Q

                |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended June 30, 2001
                |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
                          Commission File No.: 1-9029

                      TRUMP'S CASTLE HOTEL & CASINO, INC.
                      -----------------------------------
            (Exact Name of Registrant as Specified in its Charter)

      New Jersey                                          11-2735914
      ----------                                          ----------
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                     Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey 08401
                                (609) 441-8406
         (Address, Including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)

                          TRUMP'S CASTLE FUNDING, INC.
                          ----------------------------
            (Exact Name of Registrant as Specified in its Charter)

      New Jersey                                          11-2739203
      ----------                                          ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                     Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey 08401
                                (609) 441-8406
         (Address, Including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)

                        TRUMP'S CASTLE ASSOCIATES, L.P.
                        -------------------------------
            (Exact Name of Registrant as Specified in its Charter)

      New Jersey                                          22-2608426
      ----------                                          ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                     Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey 08401
                                (609) 441-8406
         (Address, Including Zip Code and Telephone Number, Including
            Area Code, of Registrant's Principal Executive Offices)


          Securities registered pursuant to Section12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
  11-3/4% Mortgage Notes due 2003             American Stock Exchange, Inc
   Increasing Rate Subordinated               American Stock Exchange, Inc.
    Pay-In-Kind Notes due 2005

         -----------------------------------------------------------
       Securities registered pursuant to Section 12(g) of the Act: None
         -----------------------------------------------------------

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No. |_|

     As of August 14, 2001, there were 100 shares of Trump's Castle Hotel & Casino, Inc.'s Common Stock, no par value, outstanding. Trump's Castle Hotel & Casino, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

     As of August 14, 2001, there were 200 shares of Trump's Castle Funding, Inc.'s Common Stock, par value $.01 per share, outstanding. Trump's Castle Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY


                              INDEX TO FORM 10-Q




                                                                                                          Page No.
PART I - FINANCIAL INFORMATION                                                                            -------


     ITEM 1 - Financial Statements


       Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited).........  1

       Condensed Consolidated Statements of Operations for the three and six months ended June 30,
             2000 and 2001 (unaudited).....................................................................  2

       Condensed Consolidated Statement of Partners' Capital for the six months ended June 30,
             2001 (unaudited)..............................................................................  3

       Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 2001 (unaudited)..........................................................................  4

       Notes to Condensed Consolidated Financial Statements (unaudited) ...................................  5

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations........  8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk................................... 13


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings.........................................................................    14

     ITEM 2 - Changes in Securities and Use of Proceeds.................................................    14

     ITEM 3 - Defaults Upon Senior Securities...........................................................    14

     ITEM 4 - Submission of Matters to a Vote of Security Holders.......................................    14

     ITEM 5 - Other Information.........................................................................    14

     ITEM 6 - Exhibits and Reports on Form 8-K..........................................................    14

     SIGNATURES
       Trump's Castle Hotel & Casino, Inc...............................................................    15
       Trump's Castle Funding, Inc......................................................................    15
       Trump's CastleAssociates, L.P....................................................................    15

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                              December 31,          June 30,
                                                                                  2000               2001
                                                                            --------------       ------------
                                                                                                  (unaudited)

                                    ASSETS
                                    ------
CURRENT ASSETS
   Cash and cash equivalents...............................................   $   21,236           $   18,314
   Receivables, net........................................................       15,756               12,262
   Inventories.............................................................        3,125                3,051
   Prepaid expenses and other current assets...............................        2,011                4,116
                                                                              ----------           ----------
         Total current assets..............................................       42,128               37,743
PROPERTY AND EQUIPMENT, NET................................................      471,986              470,646
OTHER ASSETS...............................................................       11,179               11,522
                                                                              ----------           ----------
         Total assets......................................................   $  525,293           $  519,911
                                                                              ==========           ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES
   Current maturities-long term debt.......................................   $    1,136           $    3,747
   Accounts payable and accrued expenses...................................       26,623               31,112
   Due to affiliates.......................................................       17,042               11,384
   Accrued interest payable................................................        4,701                4,701
                                                                              ----------           ----------
      Total current liabilities............................................       49,502               50,944

LONG TERM DEBT, LESS CURRENT MATURITIES....................................      409,511              421,764
OTHER LONG TERM LIABILITIES................................................        3,565                3,705
                                                                              ----------           ----------
      Total liabilities....................................................      462,578              476,413

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL..........................................................       62,715               43,498
                                                                              ----------           ----------
         Total liabilities and partners' capital...........................   $  525,293           $  519,911
                                                                              ==========           ==========



  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001

                                  (unaudited)

                                (in thousands)


                                                                Three Months                  Six Months
                                                               Ended June 30,               Ended June  30,

                                                              2000          2001           2000         2001
                                                         -----------    -----------    ----------    ----------
REVENUES
   Gaming..............................................    $   67,139   $   64,437     $   126,464  $   126,530
   Rooms...............................................         4,046        4,559           7,593        8,522
   Food and beverage...................................         8,638        7,760          15,831       14,817
   Other...............................................         2,664        2,826           4,388        4,436
                                                           ----------   ----------     -----------  ------------
     Gross revenues....................................        82,487       79,582         154,276      154,305
   Less-promotional allowances.........................         9,862        9,959          17,892       18,926
                                                           ----------   ----------     -----------  ------------
     Net revenues......................................        72,625       69,623         136,384      135,379
                                                           ----------   -----------    -----------  ------------

COSTS AND EXPENSES
   Gaming...............................................       39,334       39,393          74,822       77,924
   Rooms................................................        1,228          913           2,246        1,603
   Food and beverage....................................        3,028        2,608           5,209        4,500
   General and administrative...........................       16,820       16,487          33,172       33,033
   Depreciation and amortization........................        4,321        4,176           8,662        8,475
                                                           ----------  -----------     -----------  -----------
                                                               64,731       63,577         124,111      125,535
                                                           ----------  -----------     -----------  -----------
      Income from operations............................        7,894        6,046          12,273        9,844
INTEREST INCOME   ......................................          264          169             514          402
INTEREST EXPENSE  ......................................      (14,066)     (14,838)        (28,063)     (29,463)
                                                          -----------   ----------   -------------   ----------
      Net loss..........................................   $   (5,908) $    (8,623)    $   (15,276) $  (19,217)
                                                           =========== ============    ============ ============



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                    FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                  (unaudited)

                                (in thousands)


                                                                  Contributed      Accumulated
                                                                    Capital          Deficit            Total
                                                                  -----------      -----------      -----------
Balance at December 31, 2000..................................   $   175,395       $   (112,680)   $     62,715
Net loss......................................................          -               (19,217)        (19,217)
                                                                 -----------       -------------   -------------
Balance at June 30, 2001......................................   $   175,395       $   (131,897)   $     43,498
                                                                 ===========       =============   ============



              The accompanying notes are an integral part of this
                  condensed consolidated financial statement.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                (in thousands)

                                                                              For the Six Months Ended June 30,

                                                                                 2000                   2001
                                                                           ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..............................................................    $  (15,276)            $  (19,217)
   Adjustments to reconcile net loss to net cash flows provided by operating activities -
          Depreciation and amortization..................................         8,662                  8,475
          Issuance of PIK Notes in exchange for accrued interest.........         7,339                  8,392
          Accretion of bond discount.....................................         2,462                  2,875
          Provision for losses on receivables............................           586                    627
          Valuation allowance - CRDA investments.........................           816                    824
          (Increase) decrease in receivables.............................        (1,564)                 1,805
          Decrease in inventories........................................            35                     74
          Increase in prepaid expenses and other current assets..........        (1,047)                (2,105)
          Decrease in other assets.......................................           645                    783
          Increase in current liabilities................................         2,964                  4,490
          Decrease in amounts due to affiliates..........................        (1,165)                (5,831)
          Increase in other liabilities..................................           118                    140
                                                                             ----------             ----------
               Net cash flows provided by operating activities...........         4,575                  1,332
                                                                             ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment............................        (2,870)                (2,063)
          Purchase of CRDA investments...................................        (1,597)                (1,614)
                                                                             -----------            -----------
               Net cash flows used in investing activities...............        (4,467)                (3,677)
                                                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of other borrowings..................................          (789)                  (577)
                                                                             -----------            -----------
               Net cash flows used in financing activities...............          (789)                  (577)
                                                                             -----------            -----------

               Net decrease in cash and cash equivalents.................          (681)                (2,922)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................        21,413                 21,236
                                                                             ----------             ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................    $   20,732             $   18,314
                                                                             ==========             ==========
SUPPLEMENTAL INFORMATION
               Cash paid for interest....................................    $   18,098             $   18,030
                                                                             ==========             ==========

               Purchase of equipment under capitalized lease obligations.    $    1,314             $    4,173
                                                                             ==========             ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

(1) Organization and Operations

         The accompanying condensed consolidated financial statements include those of Trump's Castle Associates, L.P., a New Jersey limited partnership (the "Partnership"), and its wholly-owned subsidiary, Trump's Castle Funding, Inc., a New Jersey corporation ("Funding"). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and 1% by Trump's Castle Hotel & Casino, Inc., a New Jersey corporation ("TCHI"). TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"). THCR and THCR Holdings are reporting companies under the Securities Exchange Act of 1934, as amended, and have filed all the material required to be filed pursuant to Section 13, 14 or 15(d) thereof, as applicable.

         All significant intercompany balances and transactions have been eliminated in these condensed consolidated financial statements.

         The Partnership operates the Trump Marina Hotel Casino ("Trump Marina"), a casino hotel located in the marina district of Atlantic City, New Jersey. The majority of Trump Marina's revenues are derived from its gaming operations.

         Since Funding has no business operations, its ability to repay the principal and interest on the $62,000,000 10 1/4% Senior Secured Notes due 2003 (the "Senior Notes"), the 11 3/4% Mortgage Notes due 2003 (the "Mortgage Notes") and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the "PIK Notes") is completely dependent upon the operations of the Partnership.

          Since TCHI has no business operations, its ability to repay the principal and interest on the $5,000,000 10 1/4% Senior Secured Notes due 2003 (the "Working Capital Loan") is completely dependent upon the operations of the Partnership.

         The accompanying condensed consolidated financial statements have been prepared by the Partnership without audit. In the opinion of the Partnership, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Prior period amounts have been reclassified to conform with the current presentation.

         The accompanying condensed consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in the financial statements prepared in conformity with generally accepted accounting principles have been omitted.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000 filed with the SEC by the Partnership, Funding and TCHI.

         The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 2001 are not necessarily indicative of the operating results for a full year.

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)


(2) Financial Information of Funding

      Financial information relating to Funding is as follows:

                                                                           December 31,            June 30,
                                                                               2000                  2001
                                                                        ------------------    ------------------

Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamortized discount of $18,383,000 at December 31, 2000 and $15,857,000 at June 30, 2001, PIK Notes Receivable of $120,979,000,
net of unamortized discount of $5,726,000 at December 31, 2000 and
$129,371,000, net of unamortized discount of
$5,377,000 at June 30, 2001, Senior Notes Receivable
of $62,000,000 at December 31, 2000 and June 30, 2001)..............     $   401,011,000       $   412,278,000
                                                                         ===============       ===============


Total Liabilities and Capital (including Mortgage Notes Payable of
$242,141,000, net of unamortized discount of $18,383,000 at
December 31, 2000 and $15,857,000 at June 30, 2001, PIK Notes
Payable of $120,979,000, net of unamortized discount of $5,726,000 at
December 31, 2000 and $129,371,000, net of unamortized discount of
$5,377,000 at June 30, 2001, Senior Notes Payable of
$ 62,000,000 December 31, 2000 and June 30, 2001)...................     $   401,011,000       $   412,278,000
                                                                         ===============       ===============



                                                                                 Six Months Ended June 30,

                                                                               2000                   2001
                                                                            ----------             ----------

Interest Income...................................................       $   27,235,000        $   28,707,000
Interest Expense..................................................           27,235,000            28,707,000
                                                                         --------------        --------------
Net Income........................................................       $         -           $         -
                                                                         ==============        ==============

                TRUMP'S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

                                  (unaudited)


(3) Financial Information of TCHI

      Financial information relating to TCHI is as follows:
                                                                                  December 31,        June 30,
                                                                                       2000             2001
                                                                                 ---------------  --------------
Total Assets (including Working Capital Loan Receivable of
      $5,000,000 at December 31, 2000 and  June 30, 2001)..................        $  5,000,000    $  5,000,000
                                                                                   ============    ============

Total Liabilities and Capital (including Working Capital Loan
      Payable of $5,000,000 at December 31, 2000 and June 30, 2001)........        $  5,000,000    $  5,000,000
                                                                                   ============    ============


                                                                                        Six Months Ended June 30,
                                                                                      2000              2001
                                                                                 --------------    --------------
Interest Income............................................................        $    256,000    $    256,000
Interest Expense...........................................................             256,000         256,000
                                                                                   ------------    ------------
Net Income.................................................................        $       -       $       -
                                                                                   ============    ============

(4) Recent Accounting Pronouncement

          In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the effects of these changes on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

            Cash flow from operating activities is the Partnership's principal source of liquidity. For the six months ended June 30, 2001, the Partnership's net cash flow provided by operating activities was $1,332,000.

            In addition to funding operations, the Partnership's principal uses of cash are capital expenditures and debt service.

            Capital expenditures for 2001 are anticipated to be approximately $10,000,000, with an estimated $5,000,000 to be acquired for cash and $5,000,000 through capitalized lease financing. These capital expenditures will consist primarily of slot machine purchases, hotel room renovations, and other ongoing property enhancements.

            The Partnership's debt consists primarily of (i) the Mortgage Notes,
(ii) the PIK Notes, (iii) the Senior Notes and (iv) the Working Capital Loan.

            The Mortgage Notes have an outstanding principal amount of approximately $242,141,000, bear interest at the rate of 11 3/4% per annum, payable semi-annually each May and November, and mature on November 15, 2003.

            The PIK Notes have an outstanding principal amount of approximately $129,371,000 and mature on November 15, 2005. Interest is currently payable semi-annually at the rate of 13 7/8%. On or prior to November 15, 2003, interest on the PIK Notes may be paid in cash or through the issuance of additional PIK Notes. During the second quarter of 2001, interest in the amount of approximately $8,392,000 was satisfied through the issuance of additional PIK Notes. The Partnership anticipates that additional interest due during the fourth quarter of 2001 in the amount of approximately $8,976,000 will also be satisfied through the issuance of additional PIK Notes. Approximately 90% of the PIK Notes are currently owned by THCR Holdings.

            The Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Senior Notes matures on April 30, 2003.

            The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003. The Partnership has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,000,000 is outstanding), although there can be no assurance that such financing will be available, or on terms acceptable to the Partnership.

            The ability of Funding, TCHI and the Partnership to pay their indebtedness when due will depend on the Partnership either generating cash from operations sufficient for such purposes or refinancing such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

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

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2000 and 2001.

         Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:

                                                                                 Three Months Ended June 30,
                                                                                2000                   2001
                                                                                ----                   ----
                                                                                   (dollars in thousands)

Table Game Revenue......................................................    $    18,233           $    14,137
Decrease from Prior Period..............................................                          $    (4,096)
Table Game Drop.........................................................    $   111,268           $    93,028
Decrease from Prior Period..............................................                          $   (18,240)
Table Game Win Percentage...............................................          16.4%                 15.2%
Decrease from Prior Period..............................................                           (1.2) pts.
Number of Table Games...................................................             76                    79
Increase from Prior Period..............................................                                    3

Slot Revenue............................................................    $    48,432           $    50,109
Increase from Prior Period..............................................                          $     1,677
Slot Handle.............................................................    $   612,262           $   642,640
Increase from Prior Period..............................................                          $    30,378
Slot Win Percentage.....................................................           7.9%                  7.8%
Decrease from Prior Period..............................................                            (0.1)pts.
Number of Slot Machines.................................................          2,340                 2,524
Increase from Prior Period..............................................                                  184

Other Gaming Revenue....................................................    $       474           $       191
Decrease from Prior Period..............................................                          $      (283)

Total Gaming Revenues...................................................    $    67,139           $    64,437
Decrease from Prior Period..............................................                          $    (2,702)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


          Table game revenues decreased by approximately $4,096,000, or 22.5%, to $14,137,000 for the three months ended June 30, 2001 from $18,233,000 for the three months ended June 30, 2000. This decrease is the result of a reduced table game drop as compared to the previous year, coupled with a decreased table game win percentage. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table game win percentages were 15.4% and 16.3% for the three months ended June 30, 2001 and 2000, respectively.

          Slot revenues increased by approximately $1,677,000, or 3.5%, to $50,109,000 for the three months ended June 30, 2001 from $48,432,000 for the three months ended June 30, 2000. This increase is due to a higher slot handle as compared to the previous year, offset by a lower slot win percentage. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

          Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of providing such complimentaries have been classified as gaming costs and expenses through interdepartmental allocations in the accompanying consolidated statements of operations. The costs associated with providing cash nongaming services are classified in food, beverage and room costs and expenses in the accompanying consolidated statements of operations.

          Room costs decreased by approximately $315,000, or 25.7%, to $913,000 for the three months ended June 30, 2001 from $1,228,000 for the three months ended June 30, 2000. This decrease is due primarily to associated costs incurred related to a 27.5% decrease in the number of cash rooms sold in 2001 as compared to 2000. This reduction reflects a change in marketing strategy in response to industry trends, which increased the offerings of complimentary rooms to patrons in 2001. In some cases, as a result of this change in marketing strategy, the same patron who received a cash room at a discounted price in 2000 may have been offered a complimentary room in 2001.

          Food and beverage costs decreased by approximately $420,000, or 13.9%, to $2,608,000 for the three months ended June 30, 2001 from $3,028,000 for the three months ended June 30, 2000. This decrease is due primarily to associated costs incurred related to a 17.1% decrease in food and beverage cash revenues generated in 2001 as compared to 2000.

          Interest expense increased approximately $772,000, or 5.5%, to $14,838,000 for the three months ended June 30, 2001 from $14,066,000 for the three months ended June 30, 2000, primarily due to an increase in the outstanding principal of the PIK Notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Comparison of Results of Operations for the Six Month Periods Ended June 30, 2000 and 2001.

          Gaming revenues are the primary source of the Partnership's revenues and primarily consist of table game and slot machine win. The following chart details activity for the major components of gaming revenue:


                                                                                   Six Months Ended June 30,
                                                                                 2000                    2001
                                                                                 ----                    ----
                                                                                    (dollars in thousands)

Table Game Revenue......................................................   $     31,795            $     29,102
Decrease from Prior Period..............................................                           $     (2,693)
Table Game Drop.........................................................   $    199,663            $    184,664
Decrease from Prior Period..............................................                           $    (14,999)
Table Game Win Percentage...............................................          15.9%                   15.8%
Decrease from Prior Period..............................................                              (0.1)pts.
Number of Table Games...................................................             76                      78
Increase from Prior Period..............................................                                      2

Slot Revenue............................................................   $     94,065            $     97,110
Increase from Prior Period..............................................                           $      3,045
Slot Handle.............................................................   $  1,194,794            $  1,255,503
Increase from Prior Period..............................................                           $     60,709
Slot Win Percentage.....................................................           7.9%                    7.7%
Decrease from Prior Period..............................................                              (0.2)pts.
Number of Slot Machines.................................................          2,303                   2,527
Increase from Prior Period..............................................                                    224

Other Gaming Revenue....................................................   $        604            $        318
Decrease from Prior Period..............................................                           $       (286)

Total Gaming Revenues...................................................   $    126,464            $    126,530
Increase from Prior Period..............................................                           $         66


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


          Table game revenues decreased by approximately $2,693,000, or 8.5%, to $29,102,000 for the six months ended June 30, 2001 from $31,795,000 for the six months ended June 30, 2000. This decrease is primarily the result of a reduced table game drop as compared to the previous year. Table game revenues represent the amount retained by the Partnership from amounts wagered at table games. The table game win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table game win percentages were 15.3% and 15.9% for the six months ended June 30, 2001 and 2000, respectively.

          Slot revenues increased by approximately $3,045,000, or 3.2%, to $97,110,000 for the six months ended June 30, 2001 from $94,065,000 for the six months ended June 30, 2000. This increase is due to a higher slot handle as compared to the previous year, slightly offset by a lower slot win percentage. The increased slot handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

          Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of providing such complimentaries have been classified as gaming costs and expenses through interdepartmental allocations in the accompanying consolidated statements of operations. The costs associated with providing cash nongaming services are classified in food, beverage and room costs and expenses in the accompanying consolidated statements of operations.

          Gaming costs and expenses increased approximately $3,102,000, or 4.2%, to $77,924,000 for the six months ended June 30, 2001 from $74,822,000 for the six months ended June 30, 2000. This was due primarily to increased spending in promotional and complimentary marketing programs, which was incurred to stimulate slot revenues.

          Room costs decreased by approximately $643,000, or 28.6%, to $1,603,000 for the six months ended June 30, 2001 from $2,246,000 for the six months ended June 30, 2000. This decrease is due primarily to associated costs incurred related to a 30.0% decrease in the number of cash rooms sold in 2001 as compared to 2000. This reduction reflects a change in marketing strategy in response to industry trends, which increased the offerings of complimentary rooms to patrons in 2001. In some cases, as a result of this change in marketing strategy, the same patron who received a cash room at a discounted price in 2000 may have been offered a complimentary room in 2001.

          Food and beverage costs decreased by approximately $709,000, or 13.6%, to $4,500,000 for the six months ended June 30, 2001 from $5,209,000 for the six months ended June 30, 2000. This decrease is due primarily to associated costs incurred related to a 15.6% decrease in food and beverage cash revenues generated in 2001 as compared to 2000.

          Interest expense increased approximately $1,400,000, or 5.0%, to $29,463,000 for the six months ended June 30, 2001 from $28,063,000 for the six months ended June 30, 2000, primarily due to an increase in the outstanding principal of the PIK Notes.

Seasonality

          The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the three and six month periods ending June 30, 2001 are not necessarily indicative of the operating results for a full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Important Factors Relating to Forward Looking Statements

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to the Partnership's performance, trends in the Partnership's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in the Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

          General. The Partnership, its partners, certain members of the former Executive Committee of the Partnership, Funding, TCHI and certain of their employees are involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. The Partnership, Funding and TCHI have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

          Metelman Action; Proposed Settlement. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claimed that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The defendants filed a motion to dismiss in lieu of an answer. On July 21, 2000, the Court dismissed the plaintiff's Complaint, without prejudice. The Court granted the plaintiff ten weeks during which to file an Amended Complaint, pleading a stockholder derivative action, and effective October 12, 2000, plaintiff filed an Amended Complaint, pleading a stockholder derivative action.

          In March 2001, without admitting any wrongdoing or liability, the parties reached an agreement to settle the case and on May 15, 2001, entered into a Stipulation of Settlement (the "Stipulation"). On May 17, 2001, the Court preliminarily approved the Stipulation, pending a Settlement Hearing to determine the fairness and adequacy of the proposed settlement. Pursuant to the Stipulation, THCR sent to holders of THCR Common Stock of record as of May 15, 2001 a Notice of Settlement outlining the terms of the proposed settlement, including such stockholders' right to object in writing to the terms of the proposed settlement on or before July 20, 2001. The Settlement Hearing is scheduled to be held by the Court on August 17, 2001.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5 - OTHER INFORMATION
         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            TRUMP CASTLE HOTEL & CASINO, INC.
                                                (Registrant)

Date: August 14, 2001                        By: /s/ Francis X. McCarthy, Jr.
                                                 ----------------------------
                                             Francis X. McCarthy, Jr.
                                             Executive Vice President of
                                             Finance and Chief Financial
                                             Officer (Duly Authorized
                                             Officer and Principal Financial
                                             Officer)




                                             TRUMP'S CASTLE FUNDING, INC.
                                                (Registrant)

Date: August 14, 2001                        By: /s/ Francis X. McCarthy, Jr.
                                                 ----------------------------
                                             Francis X. McCarthy, Jr.
                                             Executive Vice President of
                                             Finance and Chief Financial
                                             Officer (Duly Authorized
                                             Officer and Principal Financial
                                             Officer)



                                             TRUMP'S CASTLE ASSOCIATES, L.P.
                                                (Registrant)
                                             By:  Trump's Castle Hotel & Casino,
                                                  Inc. its general partner

Date: August 14, 2001                        By: /s/ Francis X. McCarthy, Jr.
                                                 ----------------------------
                                             Francis X. McCarthy, Jr. Executive
                                             Vice President of Finance and Chief
                                             Financial Officer (Duly Authorized
                                             Officer and Principal Financial
                                             Officer)